Form 10-K
period 1997-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1998-03-30
CIK 1048750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                               ---------  -----------
COMMISSION FILE NUMBER: 001-13731

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  VIRGINIA                                       54-1837743
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                         1001 NINETEENTH STREET NORTH
                              ARLINGTON, VA 22209
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (703) 312-9500
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF SECURITIES                    EXCHANGES ON WHICH REGISTERED
      CLASS A COMMON STOCK, PAR VALUE $0.01  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  ------  -----

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $225,311,301 as of March 19, 1997.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  13,451,421 shares of Class A Common Stock as of March 19, 1998 and 36,577,579 shares of Class B Common Stock as of March 19, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 1997 and to be delivered to stockholders in connection with the 1998 Annual meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated in Item 1. Business--Factors Affecting the Company's Business, Operating Results and Financial Condition and elsewhere as appropriate. This Annual Report on Form 10-K, including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding.

ITEM 1. BUSINESS

GENERAL

  Friedman, Billings, Ramsey Group, Inc., a Virginia corporation, ("FBR") was formed in December 1997 in connection with the initial public offering of the company's stock. FBR is a holding company and is the successor to the businesses conducted by Friedman, Billings, Ramsey Group, Inc., a Delaware corporation, formed in January 1997 to simplify the ownership structure of the companies which are currently the subsidiaries of FBR and to facilitate access to capital. FBR is a non-operating holding company which owns three subsidiary non-operating holding companies: Friedman, Billings, Ramsey Capital Markets, Inc., which owns subsidiaries engaged in brokerage, investment banking and corporate finance related activities; Friedman, Billings, Ramsey Asset Management, Inc., which owns subsidiaries engaged in asset management, investment fund and venture capital and private equity activities and FBR Holdings, Inc., an investment holding company. The terms "FBR" and the "Company", as used herein, refer to Friedman, Billings, Ramsey Group, Inc. and its predecessors and its consolidated subsidiaries, unless the context requires otherwise.

  FBR is a full service investment banking firm focused on investment banking, research, institutional brokerage and asset management. FBR's strategy since inception has been to target specific industry sectors where it believes it can develop a unique research perspective. The Company then uses this research perspective together with its capital markets expertise to provide value for its clients. Using this approach FBR has achieved a 50% compounded annualized growth rate in revenues since its inception in 1989 through December 31, 1997. FBR believes the success of its strategy is further demonstrated by its increasing market presence and the aftermarket performance of the companies for which it has acted as lead or co-manager.

  FBR was founded in 1989 with the philosophy that an employee-friendly corporate culture would enhance performance results. FBR strives to maintain excellent employee relations through policies designed to create an enjoyable work environment for all employees such as flexible dress code, vacation policy and maternity leave. Other non-traditional benefits at FBR include corporate retreats, corporate gym and employee directed Company charitable donations. In addition, the Company has emphasized training and promoting its employees from within. FBR has averaged less than 3% turnover among exempt professional employees per year since inception. The Company believes that this low turnover rate is a result of its culture. Low turnover has enhanced the Company's growth and efficiency.

  The Company believes that the increases in recent years, in the depth and complexity of the capital markets and in the number of non-traditional issuers coupled with significant inflows of cash into mutual funds and other managed funds, has led to greater demand by both issuers and investors for focused advisory, capital markets, and capital management products and services.

  The Company seeks to identify rapidly changing industries and those that are not fully understood or appropriately valued by the market. Once an industry is identified, the Company employs substantial effort to develop a thorough understanding of the fundamentals and opportunities of that industry. The Company employs a team approach in which all of its professionals contribute to and communicate the Company's expertise in an industry. For each industry on which the Company is focused, the Company offers significant underwriting capabilities and brokerage services as well as advisory services in mergers, acquisitions and strategic partnerships. In addition, FBR's asset management activities include hedge funds and public mutual funds as well as private equity investments and mezzanine finance in such industries.

  FBR believes its strategy and culture has enabled and will enable it to succeed in this changing marketplace. Since commencing its investment banking activities in 1992, FBR has never failed to complete a capital raising transaction it has brought to the public market as lead underwriter. Since its inception, FBR has completed approximately $12.1 billion in capital raising transactions and approximately $3.4 billion in merger and acquisition advisory transactions which span a wide range of geographic regions and security types and a growing variety of industry sectors.

  FBR has also applied its research focus and team-based approach to its asset management activities. The amount of assets under management has grown from $119.3 million at the beginning of 1996 to over $640 million as of December 31, 1997, representing 438% growth.

  FBR's revenues grew from $57.2 million for the year ended December 31, 1995, to $109.9 million and $256.1 million, for the years ended December 31, 1996 and 1997, respectively, representing an annual increase of 92% and 133%, respectively. FBR believes that its revenue growth, as well as the superior performance of its capital transactions and managed products, are the result of the Company's focus and dedication to developing research, capital markets and asset management expertise within a growing number of strategic industry sectors. FBR believes that its superior industry knowledge coupled with its capital markets expertise has made FBR a leading provider of investment banking, brokerage and asset management services.

CULTURE AND STRATEGY

  FBR began as a secondary research and trading firm, dependent on its ability to identify undervalued investment opportunities. FBR has a culture where ideas are developed as a team by the whole Company and communicated as a team to its clients. Although the Company has grown from 17 to 265 people at December 31, 1997, it has sought to maintain a culture of teamwork and broad-based knowledge of investment theses. The Company believes its culture has significantly enhanced its continued ability to identify new strategic sectors and opportunities to create value. The Company intends to continue to emphasize its culture while executing the five core business strategies described below.

  Continuously Identify Rapidly-evolving or Undervalued Industries. FBR continually searches for industries and sectors where it can produce innovative market insights through its integrated research-focused approach and provide value for its investment banking, institutional brokerage and money management clients.

  Build on In-depth, Focused Industry Coverage. FBR believes that industry specialization is critical to meeting the requirements of its clients for sophisticated and non-traditional investment advice. The Company organizes its research and investment banking activities along industry specializations, continually re-examining its industry categories, and monitoring them to ensure coverage of emerging opportunities. The Company's strategy is to focus on selected segments within a limited number of undervalued, high potential industries and to offer FBR's full range of investment banking, sales and trading and asset management services within those industries.

  Build and Maintain Lasting Relationships. FBR has built a core base of institutional brokerage and investment banking clients. FBR believes that it has generated client loyalty and goodwill by virtue of its diligent service. FBR values these relationships and regards them as an essential part of the foundation for many of its businesses. FBR continues to establish, and intends to build, similar new relationships in the future.

  Bring Under-valued Companies to Sophisticated Investors. FBR's strategy is to discover opportunities where sophisticated capital and undervalued companies intersect. FBR believes that its fundamental understanding and commitment to undervalued, high-potential industries has enabled the Company to build significant credibility in the issuer and investor communities, facilitating its strategy of bringing under-valued companies to sophisticated investors.

  Offer Expanded Range of Services to Clients. FBR's strategy is to capture a greater share of the revenue opportunities available from FBR investment banking and brokerage clients. For issuers, FBR has expanded from its core equity capital raising and research capabilities to provide high yield debt, financial advisory (including merger and acquisition, stock buybacks, and dividend analysis), venture capital/private equity and corporate/high net worth services. For investors, FBR has expanded from its core sales and trading services to provide asset management and venture capital/private equity services.

STRATEGIC BUSINESS RELATIONSHIP WITH PNC BANK CORP.

  On December 29, 1997, PNC Bank Corp. ("PNC") purchased 4.9% of the outstanding shares of FBR Common Stock. Pursuant to a non-binding Memorandum of Understanding entered into by and between FBR and PNC (the "MOU"), FBR and PNC have established a strategic business relationship with respect to selected capital markets and related activities. The MOU provides a framework pursuant to which FBR and PNC work together on an arms-length basis to refer potential business to each other. Specifically, FBR will be the exclusive independent broker-dealer to which PNC refers underwriting and high-yield business that is not conducted by PNC. Upon the receipt by PNC of full tier 2 equity powers, FBR will cooperate with PNC's "section 20" securities affiliate to include PNC as a co-lead underwriter or co-placement agent on such referred business. FBR will also work with PNC to provide enhanced derivatives, asset securitization, bridge lending and other bank financing products to FBR's clients.

  FBR and PNC are exploring both the possibility of forming bridge and/or equity and venture capital funds to serve the common needs of their respective client bases and potential strategic relationships in other business lines, including mergers and acquisitions advisory services, merchant banking and venture capital activities, asset management and real estate advisory services.

  FBR believes that the strength of PNC's middle-market and industry specialty client relationships as well as the strength of PNC's product offerings will provide FBR with significant business opportunities going forward.

  PNC, a registered bank holding company, is one of the largest diversified financial services companies in the United States with consolidated assets at December 31, 1997 of $75.1 billion. PNC offers a variety of financial products and services in its primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels.

INVESTMENT BANKING

  FBR's underwriting and corporate finance activities consist of a broad range of services, including public and private offerings of a wide variety of securities and financial advisory services in merger, acquisition and strategic partnering transactions. Since commencing investment banking activities in late 1992, FBR has completed or advised on 168 underwriting and corporate finance transactions totaling $15.5 billion, with $12.1 billion in capital raising transactions and $3.4 billion in merger and acquisition advisory transactions as of December 31, 1997.

 Capital Raising Activities

  FBR's capital raising activities have encompassed a wide range of securities, structures and amounts. FBR is a leading underwriter of securities in its areas of focus, and FBR is dedicated to the successful completion and aftermarket performance of each underwriting transaction it executes. FBR's investment banking, research, and sales professionals employ an integrated methodology, each leveraging off the others' capabilities to execute successfully underwriting assignments.

  The successful execution of an underwritten transaction is predominantly determined by the lead manager. As a result, to enhance further the quality of its investment banking services delivered to corporate clients, FBR seeks to act as sole or lead manager of an offering. Of the 151 capital raising transactions FBR has completed from inception to year end 1997, raising $12.1 billion, FBR has acted as lead or sole manager in 112 transactions involving $8.8 billion or approximately 74% of such transactions.

  FBR bases its decision to underwrite an offering of a company's securities on due diligence, company fundamentals, management's track record, historical financial results and financial projections. FBR chooses to underwrite clients that it believes will be able to execute long-term strategies that will deliver significant returns to investors. As a result, FBR's investment banking focus is nationwide. Of the 151 capital-raising transactions FBR has completed from the inception of its investment banking business in late 1992 through the year end 1997, 34% have been in the mid-Atlantic region, 20% have been in the West, 15% have been in the Southeast, 13% have been in the Midwest, and the remainder have been in other regions. The Company has increased the number of its sole or lead managed underwriting transactions above $50.0 million from 7 in 1993, to 13 in 1996 and to 17 in 1997. In 1997, FBR managed 18 equity and high-yield debt investment banking transactions above $100 million, of which 11 were sole or lead-managed by FBR.

  FBR's strategy is to maintain long-term relationships with its corporate clients by serving their capital needs beyond their initial access to capital markets. FBR has completed follow-on capital transactions for 23% of its corporate client base. FBR also seeks to increase its base of publicly held clients by serving as a lead or co-manager in follow-on offerings for companies which FBR believes have attractive investment characteristics, whether or not FBR participated as a lead or co-manager in the IPOs for such companies.

  Beginning in 1996, in connection with certain capital raising transactions, FBR has received and seeks to receive warrants for stock of the issuing corporation at the initial public offering price. FBR carries the warrants at a nominal value in its financial statements. The Company anticipates that certain employees may receive a portion of the Company's warrants pursuant to incentive compensation plans.

 Mergers and Acquisitions Advisory Services

  FBR seeks to use its research capability, business valuation skills and secondary market experience to evaluate merger and acquisition candidates and opportunities. FBR believes that its research capacity and capital raising activities have created a network of relationships that enable it to identify and engineer mutually beneficial combinations between companies. As a financial advisor, FBR relies upon its experience gained through in-depth and daily involvement in the capital markets. Financial advisory services have included market comparable performance information, commentary on dividend policy, review of merger and acquisition opportunities and evaluation of stock repurchase programs. In 1997, FBR provided merger and acquisition advisory services in transactions valued at $601 million in the aggregate.

RESEARCH SERVICES

  FBR's creation in 1989 as a research and trading firm laid the foundation for FBR's commitment to research and its focus on the role research services play in the investment banking and institutional brokerage process. FBR's research analysts operate under two guiding principles: (i) to identify undervalued investment opportunities in the capital markets and (ii) to communicate effectively the fundamentals of these investment opportunities to Company professionals and potential investors. To achieve these objectives, FBR believes that industry specialization is necessary, and, as a result, FBR organizes its research staff along industry lines. At

December 31, 1997, FBR had 38 research analysts organized into teams that are focused on industry sectors. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address. To achieve this level of specialization, FBR seeks to recruit or train analysts with significant industry and technical expertise, in addition to securities industry expertise. In this manner, FBR believes that its analysts can assess the capital markets to identify attractive investment opportunities within their strategic niches, can assist investment banking personnel in valuing companies accessing the capital markets for the first time, and can effectively monitor and communicate developments relating to the scope of their research to the institutional sales force and institutional investors.

  FBR has focused its research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include real estate investment trusts ("REIT's"), financial services, homebuilding, Internet, healthcare, automotive retailing, information technology, electronic commerce, telecommunications, gaming and industry consolidators. FBR believes these industry sectors will have great demand for the products and services it offers in the future and provide ample diversification for its business.

  After initiating coverage on a company, FBR's analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensuring that new developments are effectively communicated to FBR's sales force and institutional investors. FBR produces full-length research reports, notes or earnings estimates on more than 400 issues. In addition, FBR analysts distribute written updates through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. FBR's investors can also receive analyst comments through electronic media such as Multex and First Call.

SALES AND TRADING

  The Company focuses on institutional sales to and providing trading services for equity and high-yield debt investors in the United States, Europe and elsewhere and, as a result, institutional sales accounted for approximately 85% of sales and trading revenues for the year ended December 31, 1997. The Company executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires special marketing and trading expertise.

  At year-end 1997, FBR had 62 sales professionals. The Company's sales professionals provide services to a nationwide institutional client base as well as to institutional clients in Europe and elsewhere. FBR's sales professionals work closely with FBR's research analysts to provide the most up-to-date information to the Company's institutional clients. FBR's sales professionals rely on communicating with the research analysts at two daily sales meetings, as well as on the distribution of morning meeting notes, real-time electronic mail and frequent updates to research reports.

  FBR trading professionals facilitate trading in equity and high-yield securities. At year end 1997, FBR had 20 trading professionals involved in market-making in Nasdaq and other OTC securities, trading listed securities and servicing the trading desks of major institutions in the United States and Europe. FBR's trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange ("NYSE") and the American Stock Exchange, Inc. as a result of FBR's relationship with its clearing broker. The most significant portion of the Company's trading revenues arises from trading in Nasdaq-listed securities. At year-end 1997, FBR made a market in 379 securities.

 Corporate Services

  Since its inception in 1989, FBR has provided retail brokerage services to sophisticated individual investors, corporate executives, and small institutions. FBR offers a wide range of investment services, including:
(i) differentiated investment ideas and brokerage services; (ii) the development and implementation of investment strategies; and (iii) the execution of corporate stock buyback plans. Since 1989, FBR has executed stock buybacks for over 140 institutions.

 Executive Services

  In October 1997, FBR established its Private Client Group ("PCG") which consisted of 5 professionals at December 31, 1997. PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals. Using a consultative approach, PCG professionals research, interpret, evaluate and select sophisticated investment strategies. PCG specializes in hedging and preserving significant equity positions as well as offering traditional brokerage services.

  Additionally, PCG professionals are knowledgeable in various aspects of the sale of restricted and control stocks as well as the financing of employee stock options. Individuals who own restricted or control stock receive PCG assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PCG offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity. Given FBR's strong investment banking relationships, including those with executives of companies underwritten by FBR, FBR believes that there are natural synergies between its PCG and its existing clients.

SYNDICATE

  The Syndicate department coordinates FBR's participation as an underwriter in corporate securities distributions. In an underwriting transaction, FBR acts as sole or lead manager, co-manager, or member of an underwriting syndicate managed by other investment banks. In transactions in which FBR is the sole manager, the Syndicate department coordinates the marketing and book-building process, and participates in discussions with the issuer leading to the pricing of the offered securities on behalf of the underwriting group.

ASSET MANAGEMENT

  FBR seeks to leverage the expertise of its research professionals and portfolio managers to develop and implement investment strategies on behalf of institutional and high net worth individual investors. At December 31, 1997, the Company had assets under management of more than $640 million, including more than $245 million in separately managed accounts.

 Hedge and Offshore Funds

  At December 31, 1997, the Company's hedge and offshore funds had $221 million under management. FBR Ashton, Limited Partnership, the largest of the Company's hedge funds, utilizes investment strategies primarily involving publicly-traded financial services companies' equity and fixed income securities.

 Private Equity and Venture Capital

  At December 31, 1997, the Company's private equity and venture capital funds had approximately $60 million under management. FBR Private Equity Fund, L.P. was formed in June 1996 to make private investments, primarily in small financial services firms. FBR Technology Venture Partners, L.P., a venture capital fund dedicated to technology investments in software, communication, and Internet companies, was formed in August 1997.

 Mutual Funds

  The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of three series, the FBR Financial Services Fund, the FBR Small Cap Financial Services Fund, and the FBR Small Cap Growth/Value

Fund. At December 31, 1997, total assets included in The FBR Family of Funds were approximately $115 million.

 FBR Direct

  During 1997, the Company established FBR Direct, Inc. ("FBR Direct"). The Company expects that FBR Direct will become the distributor of The FBR Family of Funds. FBR Direct is currently registered as a broker-dealer with the SEC and is a member of the NASD. It is seeking registration as a broker-dealer in all 50 states. FBR Direct will operate primarily from the Company's headquarters building and will use telephone and the internet access to build on an existing base of clients and contacts of FBR's other groups.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

  FBR's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by the Company's clearing broker, most data processing functions are performed by the Company's management information systems department. The Company believes that future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems as well as the hiring of additional personnel.

COMPETITION

  The Company is engaged in the highly competitive securities brokerage and financial services businesses. The Company competes directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, major regional firms and smaller niche players. To an increasing degree, the Company also competes for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. The Company believes that following a strategy of offering superior service and investment advice in particular areas of expertise and to a particular client base differentiates it from competitors.

  In addition to competing for investment clients, companies in the securities industry compete to attract and retain experienced and productive investment professionals. See "Factors Affecting Business, Operations and Financial Condition, Competition for Retaining and Recruiting Personnel."

  Many competitors have greater personnel and financial resources than the Company. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than the Company and therefore may possess a relative advantage with regard to access to deal flow and capital.

  Recent rapid advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. The Company is committed to utilizing technological advancements to provide a high level of client service. Provision of these services may entail considerable cost without an offsetting source of revenue.

EMPLOYEES

  At December 31, 1997, the Company had a total of 265 full-time employees, of whom 38 were engaged in research, 69 in investment banking, 88 in sales, trading and syndicate, 19 in venture capital, private equity and asset management activities and 51 in accounting, administration and operations. Of these employees, 190 were classified as professionals and 75 were in support positions. The Company also had 42 interns. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

RISK MANAGEMENT

  The Company has established various policies and procedures for the management of its exposure to operating, principal and credit risk. There can be no assurance that the Company's risk management procedures and internal controls will prevent or reduce any such risks. Operating risk arises out of the daily conduct of the Company's business and relates to the possibility that one or more of the Company's personnel could cause the Company to engage in imprudent business activities. Principal risk relates to the fact that the Company holds securities that are subject to changes in value, and such changes could result in the Company incurring material losses. Credit risk occurs because the Company extends credit through its clearing broker to various of its customers in the form of margin and other types of loan activities that are normal industry practices.

  Operating risk is monitored by managers of the Company's business groups, and by the directors of each of the Company's operating subsidiaries. These directors review the overall business activities of each of the Company's subsidiaries, and issue directions to address issues which, in the judgment of the directors, could result in a material loss to the Company.

  Principal risk is managed primarily by conducting real-time monitoring of the amount and types of securities held from time to time by the Company and by limiting the exposure to any one investment or type of investment. The most common categories of securities owned are those related to the daily trading activities of the Company's brokerage operations and those which arise out of the Company's underwriting and asset management activities. The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its inventory of trading securities to the amount needed to provide the appropriate level of liquidity in the securities for which it is a market maker. The Company historically has not taken positions in such securities as principal investments, and it seeks to balance trading security inventory positions daily.

  Credit risk is monitored both by the Company's own operations personnel and by the Company's clearing broker. Margin calls are issued if the value of collateral declines below established margin requirements, and margin maintenance requirements are increased in the event that the concentration in a client's account exceeds certain levels.

REGULATION

  In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission ("SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the National Stock Market ("Nasdaq")), and the national securities exchanges. These SROs and exchanges adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBRC and the Company's other broker-dealer subsidiaries are not members of the NYSE, the Company's business is impacted by the NYSE rules.

  Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. Friedman, Billings, Ramsey & Co., Inc. ("FBRC") is registered as a broker-dealer with the SEC and in 48 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD and the Municipal Securities Rulemaking Board. FBR Direct is registered as a broker-dealer with the SEC and is seeking registration in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

  As a result of federal and state registration and SRO memberships, FBRC and FBR Direct are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

  FBRC also is subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over the Company's unregulated subsidiaries either directly or through its existing authority over the Company's regulated subsidiaries.

  Four of the Company's asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, FBR Fund Advisers, Inc. and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

  In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on the Company or its personnel could have a material adverse effect on the Company's operating results and financial condition.

  FBR's business is also subject to regulation by various foreign governments and regulatory bodies. FBRC is registered with and subject to regulation by the Ontario Securities Commission in Canada. FBR International, Ltd., FBR's United Kingdom brokerage subsidiary, is subject to regulation by the Securities and Futures

Authority in the United Kingdom ("SFA") pursuant to the United Kingdom Financial Services Act of 1986. FBR Investment Management (Bermuda) Ltd., which is a Bermuda company established to manage the Company's offshore funds, is subject to regulation by the Bermuda Monetary Authority. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

  In connection with the Company's hedge fund and venture capital activities, FBR and the hedge funds and the venture capital funds that it manages are relying on exemptions from registration under the Investment Company Act of 1940, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which the Company, its affiliates and these funds carry on their activities.

  Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules promulgated by the SEC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company. The Company's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of FBR's underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

NET CAPITAL REQUIREMENTS

  As broker-dealers registered with the SEC and as member firms of the NASD, FBRC and FBR Direct are subject to the net capital requirements of the SEC and the NASD. FBR International is subject to the capital regulations of the SFA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

  "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments.

  The SEC's capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer has net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

  Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from its affiliated broker-dealers, which in turn could limit its ability to pay dividends, repay debt and redeem or repurchase shares of its outstanding capital stock.

  The Company believes that at all times FBRC and FBR Direct have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD and that FBR International has been in compliance in all material respects with the applicable minimum net capital rules of the SFA. As of December 31, 1997, FBRC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $2.4 million and had total net capital of approximately $122.4 million, or approximately $120 million in excess of the minimum amount required. As of December 31, 1997, FBR Direct was required to maintain minimum net capital, in accordance with SEC rules, of $50,000 and had total net capital of approximately $85,000, or approximately $35,000 in excess of the minimum amount required. FBR International was required to maintain minimum net capital under SFA rules of 720,000 European Currency Units (ECUs) (approximately $830,000) and had total net capital of approximately $1.0 million, or approximately $170,000 in excess of the minimum amount required.

  A failure of a broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  The statements in this Form 10-K that relate to future plans, events or performance are forward looking statements that involve risks and uncertainties. The Company cautions the reader that actual results may differ materially due to a variety of important factors, including, among others, those discussed below and in "Competition" above. These factors could materially affect the Company's business, operating results and financial condition.

  The securities business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, and in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the underwriting or ownership of securities, trading, principal activities, counterparty failure to meet commitments, customer fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders), failures in connection with the processing of securities transactions, litigation, the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets and the risk of reduced spreads on the trading of securities.

 Reduced Revenues during Periods of Declining Prices or Reduced Demand for Public Offerings or Reduced Activity in the Secondary Markets in Sectors on which the Company Focuses

  The Company's revenues are likely to be lower during periods of declining prices or inactivity in the market for securities of companies in the sectors on which the Company is focused. The Company's business is particularly dependent on the market for equity offerings by companies in the financial services, technology and real estate industries. These markets have historically experienced significant volatility not only in the number and size of equity offerings, but also in the after-market trading volume and prices of newly issued securities.

  The growth in the Company's revenues has arisen in large part from the significantly increased number and size of underwritten transactions by companies in the Company's targeted industries and by the related increase in aftermarket trading for such companies. Underwriting activities in the Company's targeted industries can decline for a number of reasons. For example, market conditions for securities of companies in the financial services, technology, and real estate sectors were negatively affected by increasing interest rates during the second half of 1994, which limited the amount of underwriting and corporate finance activity through the first half of 1995. Underwriting activity may also decrease during periods of market uncertainty occasioned by concerns over inflation, rising interest rates and related issues. Underwriting and brokerage activity can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations or by changes in long-term prospects.

 Reduced Revenues Due to Economic, Political and Market Conditions

  Reductions in public offering, merger and acquisition and securities trading activities, due to any one or more changes in economic, political or market conditions could cause the Company's revenues from investment banking, trading and sales activities to decline materially. The amount and profitability of these activities are affected by many national and international factors, including economic, political and market conditions; level and volatility of interest rates; legislative and regulatory changes; currency values; inflation; flows of funds into and out of mutual and pension funds; and availability of short-term and long-term funding and capital.

 Reduced Revenues Due to Declining Market Volume, Price or Liquidity

  The Company's revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in revenue from corporate finance fees, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions, reduced asset management fees and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation. In such markets, the Company may incur reduced revenues or losses in its principal trading and market-making activities.

 Possibility of Losses Associated with Underwriting Activities

  Participation in underwritings involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities. Increased competition has eroded and is expected to continue to erode underwriting spreads. Another result of increased competition is that revenues from individual underwriting transactions have been increasingly allocated among a greater number of co-managers, which has resulted in reduced revenues for certain transactions. However, the Company's underwriting business is very competitive and is expected to remain so in the near future.

 Net Capital Requirements

  Underwriting commitments require a charge against net capital and, accordingly, the Company's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the applicable net capital regulations. See "Net Capital Requirements" above.

 Focus on Relatively Few Industries

  As a result of its dependence on revenues related to securities issued by companies in specific industry sectors, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, could adversely affect the Company's operating results and financial condition. Securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons. For example, underwriting activities in the financial services industry decreased significantly starting in the third quarter of calendar 1994, after interest rates in the United States increased. Underwriting and brokerage activity can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations, or by changes in long-term prospects for particular companies, industries or industry segments.

  The financial services, technology, REIT and consolidation sectors account for the majority of the Company's investment banking, asset management and research activities, exposing the Company to potential downturns in these industries. The Company also derives a significant portion of its revenues from institutional brokerage transactions related to the securities of companies in these sectors. In the past, revenues from such institutional brokerage transactions have declined when underwriting activities in these industry sectors declined, the volume of trading on Nasdaq or the NYSE declined, or when industry sectors or individual companies reported results below investors' expectations.

 Significant Fluctuations in Quarterly Operating Results

  The Company's revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including the number of underwriting and merger and acquisition transactions completed by the Company's clients, access to public markets for companies in which the Company has invested as a principal, the valuations of the Company's principal investments and the investments of funds managed by the Company, the level of institutional and retail brokerage transactions, the timing of recording of asset management fees and special allocations of income, variations in expenditures for personnel, litigation expenses, and expenses of establishing new business units. The Company's revenues from underwriting transactions are recorded only when the underwriting is completed. Revenues from merger and acquisition transactions are recorded only when the services have been rendered and the client is contractually obligated to pay. Accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's quarterly operating results. The Company's cost structure currently is oriented to meet the level of demand for underwriting and corporate finance transactions experienced during 1997. As a result, despite the variability of professional incentive compensation, the Company could experience losses if demand for these transactions declines more quickly than the Company's ability to change its cost structure. Due to the foregoing and other factors, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Competition for Retaining and Recruiting Personnel

  The Company's business is dependent on the highly skilled, and often highly specialized, individuals it employs. Retention of research, investment banking, sales and trading, venture capital, and management and administrative professionals is particularly important to the Company's prospects. The Company's strategy is to establish relationships with the Company's prospective corporate clients in advance of any transaction, and to maintain such relationships over the long term by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. Such relationships depend in part upon the individual employees who represent the Company in its dealings with such clients. In addition, research professionals contribute significantly to the Company's ability to secure a role in managing public offerings and in executing trades in the secondary market. From time to time, other companies in the securities industry have experienced losses of research, investment banking and sales and trading professionals, including recent losses of research analysts. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of certain non-brokerage financial services companies, commercial banks and other investment banks targeting or increasing their efforts in some of the same industries that the Company serves. While the Company has historically experienced little turnover in professional employees, there can be no assurance that losses of key personnel due to such competition or otherwise will not occur in the future. The loss of an investment banking, research or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company's operating results.

  The Company expects further growth in the number of its personnel, particularly if current markets remain favorable to investment banking transactions. Competition for employees with the qualifications desired by the Company is intense, especially with respect to research and investment banking professionals with expertise in industries in which underwriting or advisory activity is robust. Competition for the recruiting and retention of employees has recently increased the Company's compensation costs, and the Company expects that continuing competition will cause its compensation costs to continue to increase. There can be no assurance that the Company will be able to recruit a sufficient number of new employees with the desired qualifications in a timely manner. The failure to recruit new employees could materially and adversely affect the Company's future operating results.

  While the Company generally does not have employment agreements with its employees, it attempts to retain its employees with incentives, such as bonus plans and the ability to buy Company stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the value of the Company's stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. See "Business--Employees" and "Management."

  In the past, the Company had issued Common Stock to certain employees subject to an agreement among the Company's shareholders (the "Shareholders Agreement"), which required shareholders leaving the Company's employ to sell their Common Stock to the Company at book value. In connection with the FBR IPO, the Shareholders Agreement was terminated. Consequently, employee shareholders are no longer required to sell at book value their Common Stock to the Company upon leaving employment at the Company and will be able to sell their Common Stock in the public market. This change could result in a higher level of attrition of senior employees than the Company has historically experienced.

 Significant Competition from Larger Securities Firms

  The Company is engaged in the highly competitive securities brokerage and financial services businesses. It competes directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, major regional firms and smaller "niche" players. The Company's industry focus also subjects it to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to those industry sectors.

  Competition from commercial banks has increased because of recent acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. In addition, the Company expects competition from domestic and international banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks. Such competition could adversely affect the Company's operating results, as well as its ability to attract and retain highly skilled individuals.

  Many other companies have greater personnel and financial resources than the Company. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have a much longer history of investment banking activities than the Company and, therefore, may possess a relative advantage with regard to access to deal flow and capital.

  Recent rapid advancements in computing and communications technology are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. Provision of these services may entail considerable cost without an offsetting source of revenue. See "Business--Competition."

 Regulation

  The securities business is subject to extensive regulation under federal and state laws in the United States, and also is subject to regulation in the foreign countries in which FBR conducts its activities. One of the most important regulations with which the Company's broker-dealer subsidiaries must continually comply is the Securities and Exchange Commission (the "SEC") Rule 15c3-1 (the "Net Capital Rule"), and a similar rule of the United Kingdom's Securities and Futures Authority with respect to FBR International, which require the broker-dealer subsidiaries of the Company to maintain a minimum amount of net capital, as defined under such regulations.

  Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), issuance of cease-and-desist orders, deregistration or suspension of the non-compliant broker-dealer or investment adviser, suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The imposition of any such penalties or orders on the Company could have a material adverse effect on the Company's operating results and financial condition.

  The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the NASD. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

  Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often affect directly the method of operation and profitability of securities firms. The Company cannot predict what effect any such changes might have. Furthermore, the Company's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of the Company's underwriting, merger and acquisition and principal investment businesses in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board")) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which the Company focuses can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations. See "Business--Regulation."

 Potential Conflicts of Interest

  Executive officers, directors and employees of the Company from time to time invest, or receive a profit interest, in investments in private or public companies or investment funds in which the Company, or an affiliate of the Company, is an investor or for which the Company carries out investment banking assignments, publishes research or acts as a market maker. In addition, the Company has in the past organized and may in the future organize businesses, such as FBR Ashton, Limited Partnership and FBR Private Equity Fund, L.P., in which employees of the Company may acquire minority interests. There are certain risks that, as a result of such investment or profits interest, a director, officer or employee may take actions that would conflict with the best interests of the Company. In addition, certain members of senior management of the Company are actively involved in managing investment funds operated by the Company which could create a conflict of interest to the extent these officers are aware of inside information concerning potential investment targets from their other activities with the Company or to the extent these officials wish to invest in companies for which FBR is underwriting securities. The Company has in place compliance procedures and practices designed to ensure that such inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in the Company's investment banking clients. No assurance can be provided that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of such officials to make potentially profitable investments on behalf of those funds. See "Business--Asset Management".

 Possibility of Losses Associated with Principal and Trading Activities

  The Company's securities trading and market-making activities are primarily conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit, leverage, counterparty and liquidity risks. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity and price. The Company from time to time has large position concentrations in securities of, or commitments to, a single issuer, or issuers engaged in a specific industry, particularly as a result of the Company's underwriting activities. The Company tends to concentrate its trading positions in a more limited number of industry sectors and companies than some other broker-dealers, which might result in higher trading losses than would occur if the Company's positions and activities were less concentrated. See "Business--Risk Management."

  Much of the Company's market-making business involves securities traded on Nasdaq. Nasdaq has recently begun trading securities in sixteenths of a dollar (rather than in eighths). This change and further changes in this regard may adversely affect the Company's revenues from brokerage activities.

 Litigation and Potential Securities Laws Liability

  Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. While the Company has never been subject to litigation based upon a material misstatement or omission of fact in a prospectus, in recent years there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation from its other business activities, including litigation that may be without merit. As the Company intends actively to defend any such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits against the Company could materially adversely affect the Company's operating results and financial condition. See "Item 3.--Legal Proceedings."

 Dependence on Cash Inflows to Mutual Funds

  A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for the Company since mutual funds purchase a significant portion of the securities offered in public offerings and traded in the secondary markets. The recent demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds, seeking to invest cash received from the public. The public may withdraw additional cash from mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds or a decline in net asset values of these funds reduces demand by fund managers for initial public or secondary offerings, the Company's business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally.

 Management of Growth

  Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls and facilities, which, in the absence of continued revenue growth, would cause the Company's operating margins to decline from current levels. In addition, as is common in the securities industry, the Company is and will continue to be highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that its current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. In addition, the scope of procedures for assuring compliance with applicable regulations and NASD rules has changed as the size and complexity of the Company's business has changed. As the Company has grown and continues to grow, the Company has implemented and continues to implement additional formal compliance procedures to reflect such growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect the Company's ability to manage growth. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Accounting, Administration and Operations" above.

 Dependence on Systems and Third Parties

  The Company's business is highly dependent on communications and information systems, including certain systems provided by its clearing broker. Any failure or interruption of the Company's systems, systems of the Company's clearing broker or third party trading systems, could cause delays or other problems in the Company's securities trading activities, which could have a material adverse effect on the Company's operating results. Such failures and interruptions may result from the inability of certain computing systems (including those of the Company, its clearing broker, and other third party vendors) to recognize the year 2000. There can be no assurance that the year 2000 issue can be resolved prior to the upcoming change in the century. Although the Company may incur substantial costs, particularly costs resulting from charges by its third party service providers, in correcting year 2000 issues, such costs are not sufficiently certain to estimate at this time. In addition, the Company's principal disaster recovery system is provided by its clearing broker. There can be no assurance that the Company or its clearing broker will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's or its clearing broker's back-up procedures and capabilities in the event of any such failure or interruption will be adequate. See "Business-- Accounting, Administration and Operations."

 Dependence upon Availability of Capital and Funding

  The Company's business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, the Company has satisfied these needs from internally generated funds and loans from third parties. The Company's IPO in December 1997 alleviated in part the Company's funding and capital needs, however, there can be no assurance that any, or sufficient, funding or regulatory capital will continue to be available to the Company in the future on terms that are acceptable to it. See "Business--Regulation," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "-- Liquidity and Capital Resources."

 Control of the Company; Anti-Takeover Effects of Certain Charter Provisions

  The Company's Articles of Incorporation and Bylaws, as well as Virginia corporate law, contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Class A Common Stock. Certain of these provisions allow the Company to issue, without shareholder approval, preferred stock having rights senior to those of Common Stock. Other provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions.

ITEM 2. PROPERTIES

  The Company leases four floors of its headquarters building and additional space its annex totaling 77,257 square feet. Under these arrangements the Company has an option to extend the lease term on all four floors for an additional five-year period. The Company also leases approximately 8,000 square feet for its satellite offices in Irvine, California, London, England and Boston, Massachusetts. The Company believes that its present facilities, together with its current options to extend lease terms and occupy additional space, are adequate for its current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

  While the Company is not currently a defendant or plaintiff in any lawsuits or arbitrations, many aspects of the Company's business involve substantial risks of liability, litigation and arbitration. An underwriter is exposed to potential liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

  If plaintiffs in any future suits against the Company were to prosecute their claims successfully, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. The Company carries very limited insurance that may cover only a portion of any such payments.

  In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. The eventual impact of the recently passed Federal Private Securities Litigation Reform Act of 1995 on securities class action litigation is not yet known. FBR is not currently a defendant in any such lawsuits, and has never been named a defendant in a class action lawsuit or other suit alleging underwriter liability.

  In addition to these financial costs and risks, the defense of litigation or arbitration may divert the efforts and attention of the Company's management and staff, and the Company may incur significant legal expenses in defending such litigation or arbitration. This may be the case even with respect to claims and litigation that management believes to be frivolous, and the Company intends to defend vigorously any frivolous claims against it. The amount of time that management and other employees may be required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company.

  The Company also may become a defendant in civil actions and arbitrations arising out of its other activities as a broker-dealer, as an investment adviser, as an employer and as a result of other business activities. There can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

  In addition, the Company's charter documents allow indemnification of the Company's officers, directors and agents to the maximum extent permitted under Virginia law. The Company intends to enter into indemnification agreements with these persons. The Company has been and in the future may be the subject of indemnification assertions under these charter documents or agreements by officers, directors or agents of the Company who are or may become defendants in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages as of December 31, 1997 are as follows:

               NAME           AGE                      POSITIONS
               ----           --- ----------------------------------------------------
     Emanuel J. Friedman.....  51 Chairman and Chief Executive Officer; Director
     Eric F. Billings........  45 Vice Chairman and Chief Operating Officer; Director
     W. Russell Ramsey.......  38 President and Secretary; Director
     Eric Y. Generous........  37 Executive Vice President and Chief Financial Officer
     Nicholas J. Nichols.....  57 Executive Vice President and Director of Compliance
     Robert S. Smith.........  38 Executive Vice President and General Counsel
     Kurt R. Harrington......  45 Treasurer and Chief Accounting Officer

 Emanuel J. Friedman

  Mr. Friedman is Chairman and Chief Executive Officer of FBR. He has continuously served as Chairman and Chief Executive Officer since co-founding the Company in 1989. He also manages FBR Ashton, Limited Partnership, a hedge fund sponsored by FBRIM. Mr. Friedman founded the Friedman, Billings, Ramsey Foundation, a charitable foundation, in 1993 and currently serves as a director. Mr. Friedman entered the securities industry in 1973 when he joined Legg Mason Wood Walker & Co., Inc., and from 1985 until 1989 he was Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

 Eric F. Billings

  Mr. Billings is Vice Chairman and Chief Operating Officer of FBR. He has continuously served as Vice Chairman and Chief Operating Officer since co-founding the Company in 1989. He also manages FBR Weston, Limited Partnership, a hedge fund sponsored by FBRIM. Mr. Billings entered the securities industry in 1982 when he joined Legg Mason Wood Walker & Co., Inc., and from 1984 until 1989 served as Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

 W. Russell Ramsey

  Mr. Ramsey is President and Secretary of FBR. He has continuously served as President since co-founding the Company in 1989. Prior to co-founding FBR, Mr. Ramsey served as Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm. Mr. Ramsey serves as a director of Consolidation Capital Corporation, a publicly-held company engaged in the consolidation of distribution industries.

 Eric Y. Generous

  Mr. Generous is Chief Financial Officer and Executive Vice President of FBR. He has continuously served as an officer since joining the Company at its inception in 1989. Mr. Generous entered the securities industry in 1983 when he joined Legg Mason Wood Walker & Co., Inc., and from 1984 until 1989 served in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

 Nicholas J. Nichols

  Mr. Nichols joined the Company at its inception in 1989 and has been Director of Compliance throughout that period. Mr. Nichols entered the securities industry in 1968 when he joined Mason & Co., Inc. (currently Legg Mason Wood Walker & Co., Inc.). Mr. Nichols established Legg Mason Wood Walker & Co., Inc.'s institutional trading desk, and became a corporate officer and shareholder prior to leaving the firm in 1979. For the next seven years, Mr. Nichols monitored and evaluated congressional and regulatory securities activities as the Director of Legislative Affairs, American Institute of CPAs. Mr. Nichols joined the institutional sales group at Johnston, Lemon & Co., Incorporated as a Senior Vice President in 1986.

 Robert S. Smith

  Mr. Smith joined the Company as its General Counsel in January 1997. Prior to joining the Company, Mr. Smith was a partner of McGuire, Woods, Battle & Boothe, LLP, where he had been in practice since 1986, and represented the Company from its inception in 1989. Mr. Smith formerly practiced as a lawyer in the United Kingdom from 1982-1985.

 Kurt R. Harrington

  Mr. Harrington joined the Company in March 1997, as Vice President, Finance/Treasurer. From September 1996 to March 1997, Mr. Harrington was a consultant to the venture capital industry. For the five years prior thereto, Mr. Harrington was Chief Financial Officer of Jupiter National, Inc., a publicly-traded venture capital company, and in this capacity served as a director of a number of companies, including Viasoft, Inc., a publicly-held software company from January 1994 to October 1995. Mr. Harrington is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market for trading the Company's common stock is the New York Stock Exchange. The Company's stock symbol is FBG. The effective date of the Company's initial public offering was December 22, 1997. Set forth below are the high and low sale prices of the Company's common stock for the quarter ended December 31, 1997.

                                              HIGH SALE PRICE        LOW
                                              --------------- -----------------
   Fourth Quarter Ended December 31, 1997....    $ 21 3/4     $ 17/1//1///1//6/

  According to the records of the Company's transfer agent, the Company had approximately 32 shareholders of record as of December 31, 1997. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial shareholders represented by these record holders.

  The Company's policy is to reinvest earnings in the Company in order to fund future growth. The Company, therefore, has not paid and does not plan to declare dividends on its common stock, at this time.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet and consolidated statement of operations set forth below as of and for each of the five years ended December 31, 1997 are derived from the audited financial statements of the Company.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        YEAR ENDED DECEMBER 31,
                             ---------------------------------------------
                              1993     1994     1995      1996      1997
                             -------  -------  -------  --------  --------
CONSOLIDATED STATEMENT OF
 OPERATIONS
Revenues:
 Underwriting..............  $15,587  $30,579  $16,075   $55,159  $142,506
 Corporate finance.........   19,720   14,427    7,224    10,362    60,649
 Principal transaction.....   19,417    9,903   20,078    25,466    16,646
 Agency commission.........    2,908    1,935    4,483     7,554    12,395
 Asset management..........    1,164      444    6,747     7,808    18,994
 Interest and dividend.....      456    1,713    2,558     3,554     4,945
                             -------  -------  -------  --------  --------
 Total revenues............   59,252   59,001   57,165   109,903   256,135
Expenses:
 Compensation and benefits
  (2)......................   24,269   23,456   27,623    55,004   156,957
 Brokerage and clearance...    1,025    1,474    2,350     3,484     4,961
 Occupancy and equipment...      554      944    1,187     1,683     2,638
 Communications............      354      764      823     1,109     2,325
 Interest..................      316    1,773    1,523     2,665     3,770
 Other (3).................    3,353   13,049    8,362    14,620    28,348
                             -------  -------  -------  --------  --------
 Total expenses............   29,871   41,460   41,868    78,565   198,999
Income before pro-rata
 shareholders' compensation
 and income taxes..........   29,381   17,541   15,297    31,338    57,136
 Pro-rata shareholders'
  compensation.............   29,919   19,355    5,858     6,500       --
 Income tax benefit........      --       --       --        --      2,402
                             -------  -------  -------  --------  --------
Net income (loss)..........  $  (538) $(1,814) $ 9,439  $ 24,838  $ 59,539
                             =======  =======  =======  ========  ========
Pro forma statements of
 operations data
 (unaudited) (4):
 Net income (loss) before
  taxes, as reported.......     (538)  (1,814)   9,439    24,838    57,136
 Pro forma income tax
  benefit (provision)......      203      589   (3,457)   (9,960)  (22,854)
                             -------  -------  -------  --------  --------
Pro forma net income.......  $ (335)  $(1,225) $ 5,982  $ 14,878  $ 34,282
                             =======  =======  =======  ========  ========
CONSOLIDATED BALANCE SHEET
 DATA
Assets:
 Cash & cash equivalents...  $   284  $   612  $10,391  $ 20,681  $205,709
 Trading and investment
  accounts.................    3,252   14,670   32,521    55,013    78,784
 Long-term investments.....      783      753    1,579     6,424    36,351
 Other.....................    8,708    4,883   34,420    43,320    38,483
                             -------  -------  -------  --------  --------
 Total assets..............  $13,027  $20,918  $78,911  $125,438  $359,327
                             =======  =======  =======  ========  ========
Liabilities:
 Accounts payable and other
  liabilities..............  $ 1,240  $ 3,844  $36,018  $ 14,565  $ 52,008
 Short-term debt...........      100      350   13,250    22,000    40,000
 Accrued dividends.........      --       --       --        --     24,000
 Trading account securities
  sold short...............    1,196    2,836    6,372    39,814    16,673
                             -------  -------  -------  --------  --------
 Total liabilities.........    2,536    7,030   55,640    76,379   132,681
                             -------  -------  -------  --------  --------
Shareholders' equity.......   10,491   13,888   23,271    49,059   226,646
                             -------  -------  -------  --------  --------
 Total liabilities and
  shareholders' equity.....  $13,027  $20,918  $78,911  $125,438  $359,327
                             =======  =======  =======  ========  ========

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                1993     1994     1995     1996     1997
                               -------  -------  -------  -------  -------
STATISTICAL DATA
 Basic & diluted income per
  share(6).................... $ (0.02) $ (0.05) $  0.27  $  0.67  $  1.48
 Pro forma basic & diluted
  income per share(6)......... $ (0.01) $ (0.04)    0.17     0.40     0.85
 Book value per share(5)...... $  0.31  $  0.40  $  0.66  $  1.31  $  4.53
 EBITDA(7).................... $29,840  $19,610  $17,259  $34,628  $61,790
 Times Interest coverage......    94.4     11.1     11.3     13.0     16.4
 Total employees (5)..........      65       92      112      176      265
 Revenue per average employee. $ 1,118  $   752  $   580  $   766  $ 1,162
 Pre-tax return on average
  equity......................     461%     144%      82%      87%      41%
 Compensation and benefits
  expense as a percentage of
  revenues....................    41.0%    39.8%    48.3%    50.0%    61.3%
 Income before shareholders'
  compensation as a percentage
  of revenues.................    49.6%    29.7%    26.8%    28.5%    22.3%
 Basic & diluted weighted
  average shares outstanding
  (6).........................  33,908   34,557   34,916   37,079   40,276

--------
(1) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the basis of presentation.
(2) Excludes the pro-rata shareholder S Corporation distributions reported as compensation.
(3) Includes business promotion, investment banking and other expenses.
(4) For all periods presented prior to the Company's change in tax status, the Company elected to be treated as a subchapter S corporation and was not subject to federal or state income taxes. The pro forma statement of operations data reflects federal and state income taxes based on estimated applicable tax rates as if the Company had not elected subchapter S corporation status for the periods presented. See Notes 2 and 3 of Notes to Consolidated Financial Statements.
(5) As of end of the period reported.
(6) See Note 2 of Notes to Consolidated Financial Statements for discussion of the computation of weighted average shares outstanding, including an explanation of a change required by Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued and effective in February 1998, on income per share calculations from amounts previously reported.
(7) EBITDA is calculated as earnings before interest, taxes, depreciation and amortization. EBITDA should not be considered in isolation or as an alternative to net income (loss) or pro forma net income (loss) or any other measure of performance under generally accepted accounting principles.

                 SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

  The following table adjusts the Company's historical consolidated statement of operations data for the year ended December 31, 1997 to reflect revisions to the Company's compensation arrangements that took effect on January 1, 1998. Under the cash bonus component of the Company's recently adopted 1997 Stock and Annual Incentive Plan (the "New Plan"), all Executive Officers' (as defined herein) incentive compensation will be based on net income before taxes, rather than on gross revenues from certain of the Company's business lines which was the basis for computing their previous incentive compensation. In particular, cash bonus payments will be made from a pool equal to up to thirty percent of FBR's adjusted pre-tax net income (before annual cash bonus payments under the New Plan). The pool will be reduced to the extent the aggregate compensation and benefits expense for the year (including annual cash bonus payments under the New Plan) would exceed fifty-five percent of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Expenses." The financial information in the following table assumes that the New Plan was in effect for the year ended December 31, 1997.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
                                                                   (UNAUDITED)
TOTAL REVENUES....................................................   $256,135
EXPENSES:
  Compensation and benefits (adjusted; see introductory narrative
   above).........................................................    140,874
  Other expenses..................................................     42,042
                                                                     --------
    Total expenses................................................    182,916
                                                                     --------
NET INCOME BEFORE TAXES:..........................................     73,219
  Adjusted tax provision..........................................    (29,288)
                                                                     --------
  Adjusted net income.............................................   $ 43,931
                                                                     ========
  Adjusted net income per share...................................   $   1.09
                                                                     ========
  Pre-tax income before shareholders compensation (adjusted) as a
   percentage of revenues.........................................       28.6%
                                                                     ========
  Compensation & benefits expenses (adjusted) as a percentage of
   revenues.......................................................       55.0%
                                                                     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the audited Consolidated Financial Statements as of December 31, 1997, 1996, and 1995, and the Notes thereto included elsewhere herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, those relating to the effects of growth, the Company's principal investment activities and its current equity capital levels. The risks and uncertainties relate to, among other factors: general economic and market conditions, changes in interest rates, loan delinquency rates, stock market volume and prices, mutual fund and 401(k) and pension plan inflows or outflows, changes in the technology and financial services industries and other industries in which the Company is active, changes in demand for investment banking and securities brokerage services, competitive conditions within the securities industry, the Company's ability to recruit and retain key employees, changes in the securities and banking laws and regulations, trading and principal investment activities, and litigation. As a result of these risks and uncertainties, there can be no assurance that operating results for any future period will be comparable to those attained in the prior periods. See also Item 1. Business-- Factors Affecting the Company's Business, Operating Results and Financial Condition.

OVERVIEW

  Friedman, Billings, Ramsey Group, Inc. ("FBR" or the "Company") is a holding company for Friedman, Billings, Ramsey Capital Markets, Inc. ("Capital Markets Group"), Friedman, Billings, Ramsey Asset Management, Inc. ("Asset Management Group") and FBR Holdings, Inc., an investment holding company. The Capital Markets Group is a holding company, whose primary subsidiary, Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), is a U.S. investment banking firm and securities broker-dealer. The Capital Markets Group's other subsidiaries, Friedman, Billings, Ramsey International, Ltd. ("FBRIL") and FBR Direct, Inc. ("FBRD"), are also broker-dealers in targeted markets. Both FBRIL and FBRD were formed in the past year and are expected to begin generating revenue in 1998. The Asset Management Group is a holding company whose subsidiaries are engaged in investment management and advisory services to managed accounts, hedge and offshore funds, private equity and venture capital funds, and mutual funds. The Company's operations are primarily in the United States, and the Company has limited exposure to foreign market activity.

  The Company's business depends primarily on the markets for the securities of companies in selected sectors. These markets are affected by many of the same risks and uncertainties relating to the Company itself (discussed above) as well as by other factors that apply to particular industries. For example, increasing interest rates during the second half of 1994 negatively affected market conditions for securities of companies in certain sectors, and limited the amount of underwriting and corporate finance activity in these sectors through the first half of 1995. Declining interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States during the later part of 1995, and continued throughout 1996 and most of 1997.

  The business environment during 1997 was generally characterized by a stable economy and low levels of inflation. This economic backdrop resulted in rising domestic equity markets on strong investor volume, active fixed income markets, and increased underwriting and merger and acquisition activity. The result of these market conditions was reflected in the Company's improved commissions, asset management, investment banking, and corporate finance revenues. The equity markets, although net positive for the year, were characterized by significant volatility. This volatility was reflected in the Company's trading losses, which reduced the amount of principal transaction revenue in 1997.

OPERATING GROUPS AND FORWARD LOOKING STATEMENTS

 Asset Management Group

  Revenue from the Asset Management Group has grown at a compound annual growth rate of over 99% (over the last 5 years), from approximately $1.2 million in 1993 to approximately $19.0 million in 1997. This revenue has been derived from an increasing variety of investment products, which the Company plans to diversify in the next two years. Due to the strong performance of its assets under management, including the first year performance results of the FBR Family of Funds, the Company's mutual fund product, the reputation of the funds' managers, and the increasing public visibility of the funds, management believes that its asset management businesses are well positioned for further growth. Accordingly, management plans to devote increasing resources to develop new asset management products and to expand its existing products, including broadening channels of distribution.

  The Company had investments in proprietary investment vehicles of approximately $36.3 million as of December 31, 1997. These assets, in addition to providing an historically favorable return on investment, represent minority interests in the more than $640 million of assets under management as of December 31, 1997, and provide an important link to the investor base of the Asset Management Group. The Company will endeavor to grow these assets under management and continue to make minority investments in new vehicles as appropriate during 1998. Management plans to increase the use of private and publicly funded investment vehicles as a principal driver of this growth. Asset management revenue consists of "base management fees" (which are calculated based on the market value of clients' assets under management), performance fees, special (incentive based) allocations, and income allocations on the Company's own investments. The Company's base management fees have been generated from more diverse investment products over the past four years. Base management fees have been growing at approximately 100 percent annually since 1994, and the Company projects (as set forth in the following graph and subject to the assumptions stated therein) that these base management fees (without taking into account any potential performance fees, special allocations or income allocations on the Company's own investments in its asset management vehicles) will provide revenue in excess of $6 million in 1998.

               [BAR GRAPH OF BASE MANAGEMENT FEES APPEARS HERE]

            Base Management Fee Revenue (Unaudited) (in Thousands)

                                                                                                  Projected
                                            1994            1995           1996         1997        1998*
                                          --------        --------       --------     --------   ----------
Mutual Funds                                  -               -              -         $   338     $ 1,440
Private Equity & Venture Capital Funds        -               -                20          427       1,218
Managed Accounts                                99             353            585          610       1,548
Hedge & Offshore Funds                         289             387            917        1,781       2,082
                                          --------        --------       --------     --------   ----------
Total                                      $   388         $   740        $ 1,522      $ 3,156     $ 6,288
                                          ========        ========       ========     ========   ==========

Note: Asset management revenue also includes performance fees, income and special allocations of $56, $6,007, $6,286, & $15,838, for the years 1994,
      1995, 1996, & 1997, respectively (amounts in thousands).

    * Projected, based on assets under management as of February 28, 1998, and assuming no increase or decrease for the remainder of 1998.

 Capital Markets Group

  Looking back at the extraordinary growth of revenue from the Capital Markets Group, the Company sees strength building in both the diversity of industries of investment banking clients and in the products the Company brings to the capital markets. This results in part from increased recognition in the capital markets in which the Company competes, attracting the business of existing public companies, as well as an increase of our clients repeat business in secondary offerings and advisory services. In addition to growing its investment banking capabilities, the Company continues to expand FBR's trading, sales and research operations.

  The Company looks for opportunities in the marketplace in which to either build or exert the Company's strengths and that the Company believes have favorable return characteristics. This may include expansion of the Company's U.S. presence as well as pursuing foreign market opportunities. The Company believes that the opportunities are greatest in the U.S. but the potential for foreign corporations to tap the strength in U.S. capital markets is also strong.

  During 1997, the Company continued to grow rapidly in investment banking, research and sales related to the real estate and financial services industries and the consolidation sector. At the same time, FBR began building and allocating resources in order to expand the number of industries in which the Company participates in capital markets activities. Management believes that there are a number of industry sectors that offer favorable opportunities for FBR to gain market share.

  Revenue from capital markets activities in 1997 far exceeded any year in the Company's history. Revenue from initial public offerings had the greatest percentage increase of any component of investment banking revenue. However, revenues from private placements, secondary offerings, M&A activities, and advisory services also increased at a rapid pace. During the first two months of 1998 the pace of investment banking activities slowed. In the first quarter of 1998 through February 28, 1998, FBR had managed or co-managed approximately $686 million market value of securities in 6 public offerings.

                [LOGO OF CAPITAL MARKETS REVENUES APPEARS HERE]

                                      FBR
              CAPITAL MARKETS REVENUES (UNAUDITED) (IN THOUSANDS)

                            1993    1994    1995    1996     1997
                           ------- ------- ------- ------- --------
Initial Public Offerings..  $2,453  $6,954  $3,790 $25,997 $115,403
Secondary Public Offer-
 ings.....................   8,470   4,535   7,840   7,214   20,690
High Yield Debt & Pre-
 ferred (Public)..........   4,664  19,090   4,445  21,948    6,413
                           ------- ------- ------- ------- --------
  SUBTOTAL UNDERWRITINg...  15,587  30,579  16,075  55,159  142,506
                           ------- ------- ------- ------- --------
High Yield Debt & Pre-
 ferred (Private).........  18,163   9,435   4,470   4,058    7,442
M&A and Advisory Services
 .........................      75   1,690   2,754   3,637    9,716
Private Placements (Equi-
 ty)......................   1,482   3,302     --    2,667   43,491
                           ------- ------- ------- ------- --------
  SUBTOTAL CORPORATE FI-
   NANCE..................  19,720  14,427   7,224  10,362   60,649
                           ------- ------- ------- ------- --------
Principal Transaction.....  19,417   9,903  20,078  25,466   16,646
Agency Commission.........   2,908   1,935   4,483   7,555   12,395
                           ------- ------- ------- ------- --------
Total..................... $57,632 $56,844 $47,860 $98,542 $232,196
                           ======= ======= ======= ======= ========

RESULTS OF OPERATIONS

 Revenues

  Total revenues are comprised primarily of underwriting revenue, corporate finance fees, principal transaction revenue, agency commissions, and asset management revenue. The Company believes that revenue from principal transactions, agency commissions and investment banking is substantially dependent on the market for public offerings of equity and debt securities by the companies in the sectors within which FBR focuses its efforts. Underwriting revenues are dependent on the Company's ability to lead or co-manage public offerings of the securities of such companies. Principal transaction revenue is dependent on Nasdaq trading volume and spreads in the securities of such companies, and on the market performance of securities in which the Company holds positions in its inventory. Accordingly, the Company's revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

  Underwriting revenue consists of underwriting discounts, selling concessions, management fees and other underwriting fees and reimbursed expenses associated with underwriting activities. The Company anticipates continued strength in underwriting activity in 1998. The last half of each calendar year has historically proven to be stronger for underwriting activity.

  Corporate finance revenues are comprised of the Company's merger and acquisition, private placement, mutual thrift conversion, and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of private placements by the Company. In recent years the financial services sector has been experiencing an increase of merger and acquisition ("M&A") activity. In 1997, the Company focused on and continues to build its resources in M&A services in order to be a major market participant in the financial services industry. Revenue from M&A activities increased 169.4% from $3.6 million in 1996 to $9.7 million in 1997.

  Principal transactions revenue includes net revenue from the securities trading activities of the Company as principal in Nasdaq-listed and other over-the-counter ("OTC") securities, including principal sales credits and net trading profits or losses, and is primarily derived from the Company's activities as a market maker. As the Capital Markets Group underwrites new securities and adds securities of existing companies to its market-maker list, principal transaction and agency commission activity is expected to increase. Beginning in 1996, in connection with certain capital raising transactions, FBR has received and seeks to receive warrants for stock of the issuing corporation in the transaction. Through December 31, 1997, the Company carried these warrants at a nominal value in its financial statements. The Company's policy is to periodically review the valuation of these warrants.

  Agency commissions revenue includes revenue resulting from executing Nasdaq-listed and other OTC transactions as agent, and executing trades through a stock exchange.

  The Company earns asset management revenue in its capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees, performance fees, income and special allocations on investment partnerships historically have been earned from vehicles which invest primarily in the securities of companies engaged in the financial services sector. Asset management revenues are likely to fluctuate with securities in the sectors in which managed funds invest. In 1998, the Company is focusing on continuing to grow its assets under management. This asset base coupled with a rising equity market has provided significant revenues with a high net margin for the Company. The Company's objective is to establish an asset base over time with sufficient revenue to cover the fixed cost of the Company's business.

 Expenses

  Compensation and benefits expense includes incentive compensation paid to sales, trading, underwriting and corporate finance professionals and executive management. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. Compensation expense does not include pro rata payments of $5.8 million and $6.5 million in 1995 and 1996 made to the shareholders of the Company in lieu of profit distribution. During the periods presented, the incentive compensation paid to the three Executive Officer Directors was based primarily on a formula designed to reflect the profitability of the then privately held Company. In December 1997, the Company adopted The 1997 Stock and Annual Incentive Plan (the "New Plan") under which annual bonus payments will be made from a pool equal to up to thirty percent of FBR's adjusted pre-tax net income (before annual cash bonus payments under the New Plan). The pool will be reduced to the extent the aggregate compensation and benefits expense for the year (including annual cash bonus payments under the New Plan) would exceed fifty-five percent of revenues. The effect of applying the New Plan to the Company's financial results for the twelve month period ended December 31, 1997 would result in a reduction in compensation and benefits expense of approximately $16 million.

 Charitable Contributions

  In 1997, the Company contributed 1.4% of pre-tax net income to charity.

  The following table sets forth certain financial data as a percentage of revenues:

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                               1993   1994   1995   1996   1997
                                              ------ ------ ------ ------ ------
REVENUES:
Underwriting.................................  59.4%  51.8%  28.1%  50.2%  55.6%
Corporate finance............................   0.1%  24.4%  12.7%   9.4%  23.7%
Principal transaction........................  32.8%  16.8%  35.1%  23.2%   6.5%
Agency commission............................   4.9%   3.3%   7.8%   6.9%   4.8%
Asset management.............................   2.0%   0.8%  11.8%   7.1%   7.4%
Other........................................   0.8%   2.9%   4.5%   3.2%   1.9%
                                              ------ ------ ------ ------ ------
Total revenues............................... 100.0% 100.0% 100.0% 100.0% 100.0%
EXPENSES:
Compensation and benefits(1).................  41.0%  39.8%  48.3%  50.1%  61.3%
Brokerage and clearance......................   1.7%   2.5%   4.1%   3.2%   1.9%
Occupancy and equipment......................   0.9%   1.6%   2.1%   1.5%   1.0%
Communications...............................   0.6%   1.3%   1.4%   1.0%   0.9%
Interest.....................................   0.5%   3.0%   2.7%   2.4%   1.5%
Other(2).....................................   5.7%  22.1%  14.6%  13.3%  11.1%
                                              ------ ------ ------ ------ ------
TOTAL EXPENSES...............................  50.4%  70.3%  73.2%  71.5%  77.7%
                                              ------ ------ ------ ------ ------
INCOME BEFORE SHAREHOLDERS' PRO RATA
 COMPENSATION AND INCOME TAXES...............  49.6%  29.7%  26.8%  28.5%  22.3%
                                              ====== ====== ====== ====== ======

(1) Excludes pro rata shareholder compensation.
(2) Includes business promotion, investment banking and other expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

  Total revenues increased 133% from $109.9 million in 1996 to $256.1 million in 1997 due primarily to increased underwriting and corporate finance activity.

  Underwriting revenue increased 158% from $55.2 million in 1996 to $142.5 million in 1997 and increased as a percentage of revenues from 50% to 56%. This increase was due primarily to an increase in the average size of the security transactions managed from $43.7 million in 1996 to $122.1 million in 1997.

  Corporate finance fees increased 485% from $10.4 million in 1996 to $60.6 million in 1997. This increase was due primarily to the increased size in dollar terms of the Company's private placement activities as well as increased merger and acquisition activities fostered by the addition of a team of professionals dedicated to such activities.

  Principal transactions revenue decreased 34.6% from $25.5 million in 1996 to $16.6 million 1997. This decrease was due primarily to trading losses associated with the Company's market-making activities and losses associated with positions in certain securities which are held in the normal course of business. This decrease was partially offset by an increase in the Company's Nasdaq trading activity overall, as well as increased trading activity derived from the Company's expansion of its equity sales and trading personnel and capabilities, and from an enhanced research department.

  Agency commissions increased 64% from $7.6 million in 1996 to $12.4 million in 1997. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, as well as the addition of a listed equity trader.

  Asset management fees increased by 143% from $7.8 million in 1996 to $19.0 million in 1997. The increase was due primarily to an increase in assets under management, and an increase in incentive based performance allocations, principally in the Company's two largest hedge funds, which focus their investments in the financial services industry sector.

  Total expenses increased 134% from $85.1 million in 1996 to $199.0 million 1997 due primarily to the Company's growth.

  Compensation and benefits expense increased 155% from $61.5 million in 1996 to $157.0 million in 1997. The increase was due primarily to an increase in the incentive compensation that is paid to sales, trading, underwriting and corporate finance professionals and executive management. Compensation and benefits expense as a percentage of total revenues increased from 56% to 61%; this change was attributable to a number of factors, including the change in revenue mix towards investment banking activities and an increase in associated payouts. Average employee headcount was 143 in 1996 compared to 220 in 1997. In connection with the Company's Initial Public Offering ("IPO"), the Company adopted the new Plan (as defined herein). One component of the plan is a target ratio of compensation and benefits expense to gross revenues of 55%.

  Brokerage and clearance expense increased 42% from $3.5 million in 1996 to $5.0 million in the 1997 due to the increase in sales and trading activities. As a percentage of total revenues, brokerage and clearance expense decreased from 3.2% in 1996 to 1.9% in 1997, due primarily to the change in revenue mix towards investment banking activities.

  Occupancy and equipment expense increased 57% from $1.7 million in 1996 to $2.6 million in 1997. The Company attributes this increase to additional office leases and related expenditures to approximately double the Company's office space during 1997, and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment and furniture and fixtures for the expanded staff and facilities.

  Communications expense increased 110% from $1.1 million in 1996 to $2.3 million in 1997. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1996 and 1997, and the enhancement of network technology.

  Interest expense increased by 42% from $2.7 million in 1996 to $3.8 million in 1997, primarily due to increases in subordinated loan borrowings to meet the regulatory capital requirements of the increased investment banking activities and increased margin interest expense due to increased securities position levels.

  Other expenses increased 94% from $14.6 million in 1996 to $28.3 million in 1997. This increase was due primarily to increased investment banking expenses and to increased expenses associated with expanded office space.

  Prior to the public offering of FBR, the Company had elected to be taxed as an "S"- corporation. On December 21, 1997, the Company terminated its subchapter "S"-corporation status and converted to a subchapter "C"- corporation. The Company generated a net operating loss ("NOL") for the period from December 21, 1997 through December 31, 1997, of approximately $8.7 million. The NOL arose primarily from compensation deductions taken by the "C" corporation that were accrued for book-purposes during the "S"-corporation period. This NOL and other differences in the financial reporting and tax basis of certain assets and liabilities, results in a net deferred tax asset of approximately $2.4 million. The Company has not recorded an allowance against this asset as it expects it to be fully realizable. The Company is subject to income taxes in the states in which it generates its revenue. During 1997, FBRC operated in both Virginia and California, FBRIL operated in the United Kingdom, and FBR Fund Advisers, Inc, operated in both Virginia and Massachusetts. During 1997, the Company's revenue was primarily generated in Virginia, which has a lower tax rate than the other states in which it operates. The Company's effective tax rates in the future will vary as the relationship of taxable income between the states varies. The Company expects a greater percentage of total revenues to be generated in California in 1998, and accordingly, the effective tax rate is expected to be higher in 1998.

 Years Ended December 31, 1996 and 1995

  Total revenues increased 92% from $57.2 million in 1995 to $109.9 million in 1996 due primarily to increased investment banking activity.

  Underwriting revenue increased 243% from $16.1 million in 1995 to $55.2 million in 1996 and increased as a percentage of revenues from 28% to 50%. The Company managed 31 public offerings during 1996 compared to eight during 1995.

  Corporate finance fees increased 43% from $7.2 million in 1995 to $10.4 million in 1996. This increase was primarily due to the Company's increasing focus on merger and acquisition activities.

  Principal transaction revenue increased 27% from $20.1 million in 1995 to $25.5 million in 1996. This increase was due to the significant increase in underwriting activity, resulting in increased after-market trading, an increase in Nasdaq market activity overall, and the benefit derived from expansion of equity sales and trading personnel and capabilities.

  Agency commissions increased 69% from $4.5 million in 1995 to $7.6 million in 1996. This increase was due to the expansion of the Company's institutional listed-equity business fostered by an increase in the number of institutional brokers and in the average production of institutional brokers, as well as the benefit derived from the Company's enhanced research department.

  Asset management fees increased by 16% from $6.7 million in 1995 to $7.8 million in 1996. The increase was primarily due to an increase in assets under management, principally in the Company's largest hedge fund that focuses its investments in the financial services industry sector.

  Total expenses increased 88% from $41.9 million in 1995 to $78.6 million in 1996.

  Compensation and benefits expense increased 99% from $27.6 million in 1995 to $55.0 million in 1996. The increase was due primarily to an increase in the incentive compensation that was paid to sales, trading, investment banking and corporate finance professionals and executive management. Compensation and benefits expense as a percentage of total revenues were 48% in 1995 and 50% in 1996. Average employee headcount was 102 in 1995 compared to 144 in 1996.

  Brokerage and clearance expense increased 48% from $2.4 million in 1995 to $3.5 million in 1996 due to the increase in sales and trading activities. As a percentage of total revenues, brokerage and clearance expense decreased from 4% in 1995 to 3% in 1996. The percentage decline was due primarily to the change in revenue mix towards investment banking activities.

  Occupancy and equipment expense increased 42% from $1.2 million in 1995 to $1.7 million in 1996 as a result of rent and related expenditures to approximately double the Company's office space during 1996 and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment and furniture and fixtures for the expanded staff and facilities.

  Communications expense increased 35% from $.8 million in 1995 to $1.1 million in 1996. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1996.

  Interest expense increased by 75% from $1.5 million in 1995 to $2.7 million in 1996 due primarily to increased subordinated loan borrowings to meet the regulatory capital requirements of the increased investment banking activities and increased margin interest expense due to increased securities position levels.

  Other expenses increased 75% from $8.4 million in 1995 to $14.6 million in 1996. This increase was due primarily to the increased level of investment banking activity and increased expenses associated with expanded office space.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically satisfied its liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by the Company's banks, its clearing broker and that broker's affiliates. The Company has frequently required the use, and reasonably believes that it may continue the use, of subordinated loans in connection with regulatory capital requirements to support its underwriting activities.

  The Company completed its IPO in December 1997. Net proceeds from the IPO offerings were $185 million. After the offering, the Company made capital contributions of $73 million to FBRC, distributed $54 million to its S-Corporation Shareholders, repaid $8.5 million on an outstanding line of credit, invested $25 million in FBR Asset Investment Corp. (a private real estate investment trust formed in December 1997, "FBR-REIT"), and held the remaining funds in short term money market accounts. FBRC used $40 million of its existing capital to repay its outstanding subordinated loans and retained the $73 million contributed by FBR for working capital purposes.

  The Company's principal assets consist of cash and cash equivalents, receivables from other broker dealers including its clearing broker, securities held for trading purposes, short-term investments and long-term investments. Short-term investments are comprised primarily of United States Treasury securities with remaining maturity of less than one year. Long-term investments consist primarily of investments in limited partnerships where the Company serves as general partner and an investment in FBR-REIT. Although investments in limited partnerships are for the most part illiquid, the underlying investments of such partnerships are generally in publicly traded, liquid debt and equity securities.

  As of December 31, 1997, the Company had liquid assets consisting primarily of cash and cash equivalents of $205.7 million and short term investments of $2.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company also held $78.8 million in marketable securities in its trading accounts. The Company receives and holds warrants in connection with certain underwriting and private placement transactions. These warrants are generally exercisable at the initial offering price, and are exercisable for periods ranging from three to five years. FBR will seek to receive these types of securities from its clients and may use them in part as incentive compensation for key executive employees in the Capital Markets Group. To the extent that they are not so used, these warrants may provide a future source of working capital.

  At the beginning of each year to and including 1997, the Company has allowed key management employees to buy stock at book value. On January 1, 1997, the Company issued 2,574,000 shares of the Company's stock at book value to certain key management employees. Upon completion of the Company's initial public offering, the Company recorded a one-time compensation charge of $1.4 million representing the difference between the estimated fair value and book value at the date of issuance.

  FBRC, as a broker-dealer, is registered with the SEC and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the SEC. FBRC's regulatory net capital has historically exceeded these minimum requirements. As of December 31, 1997, FBR was required to maintain minimum regulatory net capital of approximately $2.4 million, and had total regulatory net capital of $120 million, in excess of its requirement. Regulatory net capital requirements increase when FBRC is involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC. Subsequent to the public offering of FBR, the Company made a $73 million equity investment in FBRC. This equity investment will assist FBRC in satisfying the increased regulatory requirements imposed during its involvement in underwriting activities.

  The Company's other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements as of December 31, 1997.

  FBR has no material long-term debt. The Company had an available unsecured bank line of credit in the amount of $10.0 million. This bank line of credit expired in January 1998. Certain of the S-Corporation shareholders personally guaranteed this line of credit. As of December 31, 1997, the Company had borrowed a total of $40.0 million in three committed subordinated revolving loans from its clearing broker and an affiliate of its clearing broker that are allowable for net capital purposes. All of these loans were personally guaranteed by certain of the S-Corporation shareholders, and were repaid in full in January 1998. One of the loans, in the amount of $15 million, expired in January 1998. The remaining $25 million expire in 1998. The Company will either seek to renew these loans or obtain alternative financing from other sources. The Company characterizes its relationship with its lenders as very good, and does not expect any impediments to obtaining credit, as needed, from available sources. The Company believes that its current level of equity capital and committed lines of credit, combined with funds anticipated to be generated from operations, will be adequate to meet its liquidity and regulatory capital requirements associated with its broker-dealer activities for at least the next year. The Company may, from time to time, seek debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including principal investments in asset management vehicles, possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays.

  The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. As part of its overall capital utilization strategy, the Company may in the future seek to raise additional debt or equity capital or may reduce capital through repurchase of its common stock. The Company's policy is to evaluate acquisition opportunities as they arise.

MATTERS RELATED TO THE COMPANY'S INFORMATION SYSTEMS

  The Company's own software and information systems are year 2000 compliant; however, the Company utilizes certain software and related technologies of its clearing organization. The Company expects that it will be indirectly affected by the date change in the year 2000 as it relates to the systems of its clearing organization. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's clearing organization has a defined plan to address and correct its year 2000 deficiencies. The Company does not expect to incur any significant expenditure related to year 2000 problems with its primary information systems. However, any failure by the Company's clearing organization to adequately address the date change could have a material adverse effect on the Company's financial condition and operations.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of stockholders under the headings "Proposal No. 1--Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference in the company's definitive Proxy Statement for its annual meeting of stockholders to be held on June 18, 1998 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference in the company's definitive Proxy Statement for its annual meeting of stockholders to be held on June 18, 1998 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference in the company's definitive Proxy Statement for its annual meeting of stockholders to be held on June 18, 1998 under the heading "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. See Index to Consolidated Financial Statements on Page F-1 hereof.

  2. Report of Independent Public Accountants on Financial Statement Schedule of the Company. See Page F-2 hereof.

  3. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

  4. Exhibits identified in parenthesis below are on file with the SEC as part of the Company's Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  -------------
 3.01     -- Registrant's Articles of Incorporation. (Exhibit 3.01)
 3.02     -- Registrant's Bylaws. (Exhibit 3.03)
 4.01     -- Form of Specimen Certificate for Registrant's Class A Common Stock. (Exhibit 4.01)
 9.01     -- Voting Trust Agreement. (Exhibit 9.01)
10.01     -- Revolving Subordinated Loan Agreement, between The Bear Stearns Companies, Inc. and
             Friedman, Billings, Ramsey & Co., dated August 15, 1997. (Exhibit 10.02)
10.02     -- Revolviing Subordinated Loan Agreement, between Bear, Stearns Securities Corp. and
             Friedman, Billings, Ramsey & Co., dated November 21, 1997. (Exhibit 10.03)
10.03     -- Revolving Subordinated Loan Agreement, between Custodial Trust Company and Friedman,
             Billings, Ramsey & Co., dated June 20, 1997. (Exhibit 10.04)
10.04     -- The 1997 Employee Stock Purchase Plan. (Exhibit 10.05)
10.05     -- The 1997 Stock and Annual Incentive Plan. (Exhibit 10.06)
10.06     -- The Non-Employee Director Stock Compensation Plan. (Exhibit 10.07)
10.07     -- The Key Employee Incentive Plan. (Exhibit 10.08)
21.01     -- List of Subsidiaries of the Registrant. (Exhibit 21.01)
27.01     -- Financial Data Schedule.
99.01     -- Memorandum of Understanding between the Company and PNC Bank Corp., dated as of
             October 28, 1997. (Exhibit 99.01)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Friedman, Billings, Ramsey Group, Inc.

March 26, 1998              By:  /s/ W. Russell Ramsey
----------------               -------------------------------------------------
                               W. Russell Ramsey
Date                           President and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1998              By:  /s/ Emanuel J. Friedman
-------------------            -------------------------------------------------
                               Emanuel J. Friedman, Chairman of the Board of
Date                           Directors, Chief Executive Officer (Principal
                               Executive Officer)

March 26, 1998              By:  /s/ Eric F. Billings
-------------------            -------------------------------------------------
                               Eric F. Billings, Vice Chairman of the Board of
Date                           Directors and Chief Operating Officer


March 26, 1998              By:  /s/ W. Russell Ramsey
-------------------            -------------------------------------------------
Date                           W. Russell Ramsey, President, Secretary and
                               Director


March 26, 1998              By:  /s/ Eric Y. Generous
-------------------            -------------------------------------------------
Date                           Eric Y. Generous, Chief Financial Officer
                               (Principal Financial Officer)


March 26, 1998              By:  /s/ Kurt R. Harrington
-------------------            -------------------------------------------------
Date                           Kurt R. Harrington, Treasurer (Principal
                               Accounting Officer)


March 26, 1998              By:  /s/ Wallace L. Timmeny
-------------------            -------------------------------------------------
Date                           Wallace L. Timmeny, Director


March 26, 1998              By:  /s/ Mark R. Warner
-------------------            -------------------------------------------------
Date                           Mark R. Warner, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997.............. F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1996, and 1997 .................................................... F-5
Consolidated Statements of Changes in Shareholders' Equity for the Years
 Ended December 31, 1995, 1996, and 1997.................................. F-6
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1996, and 1997 .................................................... F-7
Notes to Consolidated Financial Statements................................ F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Friedman, Billings, Ramsey Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Friedman, Billings, Ramsey Group, Inc. (a Virginia corporation), as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman, Billings, Ramsey Group, Inc., as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                      /s/ Arthur Andersen LLP

Washington, D.C.
February 28, 1998

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                  ------------------------------
                                                      1996         1997
                                                  ------------ -------------
ASSETS
Cash and cash equivalents.......................  $ 20,680,757 $ 205,709,430
Short-term investments, at market value.........    10,267,710     1,981,681
Receivables:
  Underwriting and corporate finance............     7,301,374     7,232,104
  Asset management fees.........................     1,436,837     4,425,900
  Other.........................................       502,666     2,464,531
Due from clearing broker........................     9,700,384    15,649,552
Marketable trading securities, at market value..    55,012,848    78,783,748
Long-term investments, at fair value............     6,424,409    36,351,567
Insurance deposit...............................     9,416,929           --
Furniture, equipment and leasehold improvements,
 net of accumulated depreciation and
 amortization of $1,314,118, and $2,197,627,
 respectively...................................     3,103,003     3,471,325
Deferred tax asset..............................           --      2,402,369
Prepaid expenses and other assets...............     1,591,230       854,561
                                                  ------------ -------------
    Total assets................................  $125,438,147  $359,326,768
                                                  ============ =============


 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Trading account securities sold but not yet
   purchased, at market value....................... $ 39,813,811  $ 16,673,138
  Accounts payable and accrued expenses.............    8,996,336    30,423,054
  Accrued compensation and benefits.................    3,484,769    19,022,798
  Short-term subordinated revolving loan............   15,000,000    40,000,000
  Short-term lines of credit........................    7,000,000           --
  Accrued dividends payable.........................          --     24,000,000
  Long-term secured loans...........................    1,914,131     2,416,078
  Other.............................................      170,051       145,336
                                                     ------------  ------------
    Total liabilities...............................   76,379,098   132,680,404
                                                     ------------  ------------
Commitments and contingencies (Note 12).............          --            --
Shareholders' equity:
  Preferred Stock, $0.01 par value, 15,000,000
   shares authorized, none issued and outstanding...          --            --
  Class A Common Stock, $0.01 par value, 150,000,000
   shares authorized, 13,451,421 issued and
   outstanding......................................          --        134,514
  Class B Common Stock $.01 par value, 100,000,000
   shares authorized, 37,455,000 and 36,577,579
   shares issued and outstanding as of December 31,
   1996 and 1997, respectively......................      374,550       365,776
  Additional paid-in capital........................   18,644,205   208,842,802
  Stock subscriptions receivable....................     (294,895)          --
  Retained earnings.................................   30,335,189    17,303,272
                                                     ------------  ------------
    Total shareholders' equity......................   49,059,049   226,646,364
                                                     ------------  ------------
    Total liabilities and shareholders' equity...... $125,438,147  $359,326,768
                                                     ============  ============


 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1995          1996          1997
                                      -----------  ------------  ------------
Revenues:
  Underwriting....................... $16,075,113  $ 55,158,579  $142,505,579
  Corporate finance..................   7,224,266    10,361,515    60,649,324
  Principal transactions.............  20,077,397    25,465,898    16,645,791
  Agency commissions.................   4,483,188     7,554,520    12,394,593
  Asset management...................   6,747,607     7,808,617    18,994,112
  Interest and dividends.............   2,557,774     3,553,933     4,945,283
                                      -----------  ------------  ------------
    Total revenues...................  57,165,345   109,903,062   256,134,682
Expenses:
  Compensation and benefits..........  33,480,839    61,503,652   156,956,983
  Business development and profes-
   sional services...................   5,617,699    11,481,557    22,406,180
  Clearing and brokerage fees........   2,350,033     3,484,063     4,961,176
  Occupancy and equipment............   1,186,724     1,682,526     2,638,104
  Communications.....................     823,201     1,109,001     2,324,534
  Interest expense...................   1,523,368     2,665,171     3,770,045
  Other operating expenses...........   2,744,712     3,139,007     5,941,364
                                      -----------  ------------  ------------
    Total expenses...................  47,726,576    85,064,977   198,998,386
                                      -----------  ------------  ------------
  Net income before taxes............   9,438,769    24,838,085    57,136,296
  Income tax benefit.................          --            --     2,402,369
                                      -----------  ------------  ------------
  Net income......................... $ 9,438,769  $ 24,838,085  $ 59,538,665
                                      ===========  ============  ============
  Basic and diluted net income per
   share............................. $      0.27  $       0.67  $       1.48
                                      ===========  ============  ============
  Weighted average shares outstand-
   ing...............................  34,915,660    37,079,130    40,275,575
                                      ===========  ============  ============
Pro forma statements of operations
 data (unaudited) (Note 2):
  Net income before tax.............. $ 9,438,769  $ 24,838,085  $ 57,136,296
  Pro forma income tax provision.....  (3,457,056)   (9,960,072)  (22,854,518)
                                      -----------  ------------  ------------
  Pro forma net income...............   5,981,713  $ 14,878,013  $ 34,281,778
                                      ===========  ============  ============
  Pro forma basic and diluted net in-
   come per share.................... $      0.17  $       0.40  $       0.85
                                      ===========  ============  ============
  Weighted average shares
   outstanding.......................  34,915,660    37,079,130    40,275,575
                                      ===========  ============  ============


 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                               CLASS A             CLASS B
                         ------------------- --------------------
                                                                   ADDITIONAL       STOCK
                         NUMBER OF           NUMBER OF               PAID-IN    SUBSCRIPTIONS   RETAINED
                           SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL      RECEIVABLE    EARNINGS       TOTAL
                         ---------- -------- ----------  --------  ------------ -------------- -----------  ------------
Balances, December 31,
 1994...................        --  $    --  34,558,260  $345,583  $ 16,484,225   $     --     $(2,941,665) $ 13,888,143
 Net income.............        --       --         --        --            --          --       9,438,769     9,438,769
 Issuance of common
  stock.................        --       --     712,800     7,128       104,872     (67,444)           --         44,556
 Distributions..........        --       --         --        --            --          --        (100,000)     (100,000)
                         ---------- -------- ----------  --------  ------------   ---------    -----------  ------------
Balances, December 31,
 1995...................        --       --  35,271,060   352,711    16,589,097     (67,444)     6,397,104    23,271,468
 Net income.............        --       --         --        --            --          --      24,838,085    24,838,085
 Issuance of common
  stock.................        --       --   2,183,940    21,839     1,156,243    (251,427)           --        926,655
 Capital contributions..        --       --         --        --        898,865         --             --        898,865
 Repayment of stock
  subscription
  receivable............        --       --         --        --            --       23,976            --         23,976
 Distributions..........        --       --         --        --            --          --        (900,000)     (900,000)
                         ---------- -------- ----------  --------  ------------   ---------    -----------  ------------
Balances, December 31,
 1996...................        --       --  37,455,000   374,550    18,644,205    (294,895)    30,335,189    49,059,049
 Net income.............        --       --         --        --            --          --      59,538,665    59,538,665
 Issuance of common
  stock.................        --       --   2,574,000    25,740     3,658,123    (292,111)           --      3,391,752
 Capital contributions..        --       --         --        --        176,382         --             --        176,382
 Repayment of stock
  subscription
  receivable............        --       --         --        --            --      587,006            --        587,006
 Issuance of common
  stock in initial
  public offering, net
  of offering costs..... 10,000,000  100,000                        184,947,378         --             --    185,047,378
 Conversion of Class B
  common stock upon sale
  to third party........  3,451,421   34,514 (3,451,421)  (34,514)          --          --             --            --
 Compensation recorded
  pursuant to book value
  stock issued in 1997..        --       --         --        --      1,416,714         --             --      1,416,714
 Distributions..........        --       --         --        --            --          --     (72,570,582)  (72,570,582)
                         ---------- -------- ----------  --------  ------------   ---------    -----------  ------------
Balances, December 31,
 1997................... 13,451,421 $134,514 36,577,579  $365,776  $208,842,802   $     --     $17,303,272  $226,646,364
                         ========== ======== ==========  ========  ============   =========    ===========  ============

 The accompanying notes are an integral part of these consolidated statements.


                                     F-6l

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1995          1996          1997
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................  $  9,438,769  $ 24,838,085  $ 59,538,665
 Adjustments to reconcile net income
  to net cash provided by operating
  activities--
 Income and special allocations on
  investments in limited
  partnerships.......................      (774,299)   (3,974,352)  (13,561,542)
 Depreciation and amortization.......       438,979       625,167       883,508
 Loss on disposition of assets.......           --         53,249           --
 Compensation recorded pursuant to
  book value stock issuance..........           --            --      1,416,714
 Changes in operating assets:
  Receivables--
   Due to/from clearing broker, net..    10,904,877   (18,721,627)   (5,949,168)
   Underwriting and corporate
    finance..........................       537,087    (7,177,291)       69,270
   Asset management fees.............    (5,080,357)    3,766,524    (2,989,063)
   Other.............................       (40,096)     (375,944)   (1,961,865)
  Marketable trading account
   securities........................   (20,146,757)  (22,491,427)  (23,770,900)
  Prepaid expenses and other assets..    (1,296,694)     (129,289)      736,669
  Deferred tax asset.................           --            --     (2,402,369)
  Insurance deposit..................    (3,700,000)   (5,716,929)    9,416,929
 Changes in operating liabilities:
  Trading account securities sold
   but not yet purchased.............     3,535,970    33,441,401   (23,140,673)
  Net proceeds from short-term
   subordinated revolving
   borrowings........................    10,000,000     5,000,000    25,000,000
  Proceeds from (repayments on)
   short-term line of credit.........     2,900,000     3,750,000    (7,000,000)
  Accounts payable and accrued
   expenses..........................    11,008,474    (3,876,598)   21,426,718
  Accrued dividends payable..........           --            --     24,000,000
  Accrued compensation and benefits..       604,791     1,966,926    15,538,029
  Other..............................        58,311        52,968       (24,715)
                                       ------------  ------------  ------------
   Net cash provided by operating
    activities.......................    18,389,055    11,030,863    77,226,207
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTMENT
 ACTIVITIES:
 Purchases of fixed assets...........      (458,883)   (1,798,153)   (1,251,830)
 Long-term investments...............       (58,000)     (500,000)  (16,365,616)
 Withdrawals from limited
  partnerships.......................         6,487           --            --
 Net purchase (sales) of short-term
  investments........................    (7,980,194)        7,900     8,286,029
                                       ------------  ------------  ------------
   Net cash (used in) investing
    activities.......................    (8,490,590)   (2,290,253)   (9,331,417)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term secured
  loans..............................           --      1,126,627       850,000
 Repayments of long-term secured
  loans..............................      (119,871)     (155,510)     (348,053)
 Proceeds from issuance of common
  stock, including repayments on
  stock subscriptions receivable.....        44,556       950,631   189,026,136
 Capital contributions...............           --        527,615       176,382
 Distributions.......................       (44,556)     (900,000)  (72,570,582)
                                       ------------  ------------  ------------
   Net cash provided by (used in)
    financing activities.............      (119,871)    1,549,363   117,133,883
                                       ------------  ------------  ------------
Net increase in cash and cash
 equivalents.........................     9,778,594    10,289,973   185,028,673
Cash and cash equivalents, beginning
 of year.............................       612,190    10,390,784    20,680,757
                                       ------------  ------------  ------------
Cash and cash equivalents, end of
 year................................  $ 10,390,784  $ 20,680,757  $205,709,430
                                       ============  ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Contribution from stockholders of
  ownership interest in FBR
  Investments, LLC...................  $        --   $    371,250  $        --
                                       ============  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS:

 Organization

  Friedman, Billings, Ramsey Group, Inc., a Virginia company (the "Company"), is the sole parent holding company for three subsidiary holding companies, Friedman, Billings, Ramsey Capital Markets, Inc. ("FBRCM"), Friedman, Billings, Ramsey Asset Management, Inc. ("FBRAM") and FBR Holdings, Inc. ("FBR Holdings") FBRCM is the parent company of Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), FBR Direct, Inc. ("FBR Direct") and Friedman, Billings, Ramsey International, Limited ("FBR International"). FBRAM is the parent company of Friedman, Billings, Ramsey Investment Management Company ("FBRIM"), FBR Offshore Management, Inc. ("FBR Offshore"), FBR Investment Management (Bermuda) Ltd. ("FBR Bermuda"), FBR Fund Advisers, Inc. ("FBR Fund Advisers"), and FBR Venture Capital Managers, Inc. FBR Holdings is an investment holding company formed to make and hold long-term investments. The operating subsidiaries of FBRCM and FBRAM are hereafter collectively referred to as the "Operating Entities".

  Effective January 1, 1997, all of the shareholders of the then existing Operating Entities exchanged all of their outstanding stock in the Operating Entities for all of the outstanding stock of the Old Holding Company. In connection with the exchange, the Old Holding Company transferred all of the stock in those Operating Entities to FBRCM and FBRAM. As of and for all periods prior to the exchange, each of the Operating Entities was owned directly in the identical proportion by the same shareholder group, consisting of the Company's officers, directors, and key employees. After the exchange, the same shareholder group owned all of the outstanding stock of the Old Holding Company, in the same proportion to their interests in the Operating Entities. As there was no change in ownership or assets as a result of the exchange of shares, the exchange lacked economic substance. As a result, the assets and liabilities of the Company are recorded at their historical carrying amounts.

  As a result of the common ownership both prior and subsequent to the exchange, the financial statements as of and prior to December 31, 1996, include the combined operations of the Operating Entities.

  The primary objectives of the restructuring were (i) to simplify the ownership structure of the Operating Entities, (ii) to form groups of companies concentrated in similar business activities and (iii) to facilitate the availability and reduce the cost of capital.

  FBRC is a member of the National Association of Securities Dealers, Inc. FBRC acts as an introducing broker executing transactions primarily for institutional customers and forwards all such transactions to clearing brokers on a fully disclosed basis. FBRC does not hold funds or securities for, or owe funds or securities to, customers.

  FBRC receives underwriting revenues from underwriting public offerings of debt and equity securities. These revenues are comprised of selling concessions and management and underwriting fees. FBRC also receives corporate finance fees from private placement offerings and from providing merger and acquisition, financial restructuring, and other advisory services. FBRC concentrates its underwriting and corporate finance activities primarily on bank, thrift and specialty finance institutions, technology companies and real estate investment trusts.

  FBRIM is a registered investment adviser that acts as the general partner of investment limited partnerships and also manages investment accounts. FBRIM owns 100 percent of FBR Investments LLC ("FBR Investments"), and 100 percent of FBR Arbitrage Fund, LLC ("FBR Arbitrage"); both operate as investment holding companies.

  FBR Offshore extends asset management services to non-U.S. investors. FBR Offshore is a registered investment adviser. FBR Offshore acts as the investment adviser to the FBR Opportunity Fund, Ltd. (the "Offshore Fund"), a Bermuda company formed to provide a pooled investment vehicle for non-U.S. investors. The Offshore Fund invests primarily in securities of U.S. issuers. The Offshore Fund is managed by FBR Bermuda.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

  FBR Fund Advisers is a registered investment adviser formed to provide investment advisory services to The FBR Family of Funds, an open end, investment company, currently consisting of three series of mutual funds. The funds' registration became effective on December 30, 1996, and they began investment activities on January 2, 1997.

 Reincorporation Merger

  In December 1997, the Friedman, Billings, Ramsey Group Inc., a Delaware corporation (the "Old Holding Company") and its subsidiaries terminated their status as subchapter S corporations and converted to subchapter C corporations as defined under the Internal Revenue Code (the "Conversion"). Prior to the Conversion, the Old Holding Company declared a distribution to its shareholders of $54 million representing previously undistributed subchapter S corporation earnings. As of December 31, 1997, $30 million of the distribution had been paid. The Old Holding Company was then merged with and into the Company with the Company as the surviving corporation. As a result of the merger, shareholders of the Company received 330 shares of Class B Common Stock of the Company for each share in the Old Holding Company.

  The effects of the reincorporation merger have been given retroactive application in the consolidated financial statements for all periods presented.

 Initial Public Offering

  Subsequent to the reincorporation and merger, the Company issued 10,000,000 new Class A common shares and certain selling shareholders sold 1,000,000 Class A common shares in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering approximated $185,000,000. Simultaneously with the Offering, certain selling shareholders sold 2,451,421 shares of Class B common stock to PNC Bank Corp. These shares were automatically converted to Class A common shares upon sale.

 Nature of Operations

  The Company is primarily engaged in a single line of business as a securities firm, which comprises several types of services, such as underwriting, principal and agency securities trading transactions, money management and long-term equity investing, primarily in the United States. The operations related to the Company's foreign entities are not material to these consolidated financial statements.

  The securities industry generally and specifically in volatile or illiquid markets, is subject to numerous risks, including the risk of losses associated with the underwriting, ownership, and trading of securities and the risks of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing or negative economic trends, such as inflation or interest rate volatility, political trends, such as regulatory and legislative changes, and overall or specific market trends can influence the liquidity and value of the Company's investments, and impact the level of security offerings underwritten by the Company, all of which could adversely affect the Company's revenues and profitability.

  Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. Underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. While the Company has never been subject to such litigation, in recent years there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends actively to defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits against the Company could materially affect the Company's operating results and financial condition.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

  The Company's historical revenues have been derived primarily from investment banking transactions in the financial services and real estate industries and the industry consolidation sector. As a result of the Company's dependence on specific industries and the consolidation sector, any downturn in the market for securities in these areas could adversely impact the Company's results of operations and financial condition.

  A substantial portion of the Company's revenues in a year may be derived from a small number of underwriting transactions or may be concentrated in a particular industry. Revenues derived from one underwriting during 1995 represented approximately 15 percent of the Company's 1995 revenues. During 1996, there were no transactions which exceeded 10 percent of the Company's revenues. Revenues derived from two unrelated investment banking transactions accounted for approximately 13 percent and 11 percent of the Company's revenues for the year ended December 31, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  All significant intercompany accounts and transactions have been eliminated in consolidation.

 Revenues

  Underwriting fees are recorded as revenue at the time the underwriting is completed (generally trade date) and the income is reasonably determinable. Corporate finance and advisory fees are recorded as revenue when the related services have been rendered and the client is contractually obligated to pay.

  Commission income and expenses are recorded on a trade date basis.

   Securities transactions of the Company are recorded on a trade date basis. Trading account securities are valued at fair market value (realized and unrealized). The resulting difference between cost and fair market value is included in income. Net unrealized gains (losses) included in principal transaction revenues were $405,000 in 1995, $141,000 in 1996, and ($1,218,559)
in 1997.

 Net Income Per Share

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted net income per share. Basic net income per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the impact of dilutive securities, such as options, warrants and convertible debt or preferred equity securities. Options to purchase 4,384,400 shares of common stock at $20 per share were outstanding as of December 31, 1997 but were not included in calculating diluted net income per share, because their exercise price exceeds the market price; therefore, they are anti-dilutive. As a result there is no difference between the amounts of basic and diluted net income per share.

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98") concerning the computation of earnings per share. Among other things, SAB 98 affects companies that issued shares of stock within twelve months of an IPO, and/or converted from an S Corporation to a C Corporation for Federal income tax purposes. SAB 98 requires that in addition to reporting pro forma net income per share for the effect of the change in tax status, that companies also report actual net income per share. Prior to the issuance of SAB 98, stock issued within twelve months of an IPO, below the IPO price, was treated as if it were outstanding for all periods presented, calculated using the treasury stock method. SAB 98 has discontinued this treatment for such shares when the issuance price was considered more than nominal ("nominal issuances"). The Company has determined that the stock issuances within twelve months of the IPO were not nominal issuances. SAB 98 is effective upon its issuance, and has been applied in the accompanying consolidated financial statements for all periods presented.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

 Pro Forma Net Income Per Share (Unaudited)

  In December of 1997 and in conjunction with the Company's initial public offering, the Company terminated its status as a subchapter S corporation. Pro forma net income per share is based on the assumption that the Company's subchapter S corporation status was terminated at the beginning of each year. Accordingly, the Company has provided income taxes on a pro forma basis as if it were a subchapter C corporation for the periods presented.

 Fair Value of Financial Instruments

  The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Market Value of Financial Instruments," requires the Company to report the fair market value of financial instruments, as defined. Substantially all of the Company's financial assets and liabilities are carried at fair market value or contracted amounts which approximate fair market value except for securities sold but not yet purchased from underwriting activities. Securities sold but not yet purchased from underwriting activities relate to unexercised underwriter's over-allotment options and are valued at the net proceeds actually due and paid the issuers upon the subsequent exercise of these options.

 Cash Equivalents and Supplemental Cash Flow Information

  The Company considers as cash equivalents all highly liquid investments, with an original maturity of three months or less, that are not held for sale in the ordinary course of business and are not part of the Company's trading activities. Cash payments for interest approximated interest expense for the years ended December 31, 1995, 1996, and 1997.

  As of December 31, 1997, the Company had approximately $63 million and $21 million in separate money market mutual funds. These funds primarily invest in US government obligations. As of December 31, 1997, the Company also had invested approximately $63 million in overnight repurchase agreements. The underlying collateral consists of U.S. government securities and U.S. government agency securities. Generally, the maturity date of the Company's repurchase agreements is the next business day. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value due to the short term nature of these agreements. As a result, the Company believes that it is not exposed to any significant risk under its overnight repurchase agreements.

 Short-Term Investments

  Short-term investments consist primarily of U.S. Treasury obligations with original maturities of up to six months.

 Furniture, Equipment and Leasehold Improvements

  Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years and leasehold improvements are amortized using the straight-line method over the shorter of their useful life or applicable lease term. Amortization of purchased software is recorded over its estimated useful life of three years.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

 Recent Authoritative Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity.

  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."
SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments.

  Management does not expect that the implementation of either SFAS No. 130 or No. 131 will have a material impact on the Company's consolidated financial position or results of future operations.

3. INCOME TAXES:

  Through December 20, 1997, the Company and all of its subsidiaries including the Operating Entities, with the exception of FBR Investments and FBR Arbitrage which are limited liability companies ("LLC"), FBR Bermuda (a Bermuda Company) and FBR International, (a UK company), had elected to be taxed as subchapter S corporations under the Internal Revenue Code. Subchapter S corporations and LLCs are not taxed on their income; rather their income or loss pass directly through to their shareholders (or members in the case of LLCs). As a result, there is no provision for income taxes in these financial statements for the periods prior to December 21, 1997. For all periods presented, the accompanying consolidated statements of operations include unaudited pro forma adjustments for income tax expense, which would have been recorded had the Company been subject to federal and state corporate income taxes.

  The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the determination of deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of a deferred tax asset is reduced by a valuation allowance, based on the weight of available evidence, when it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

  The benefit for income taxes for the period from December 21, 1997 through December 31, 1997 was as follows:

                                                                        AMOUNT
                                                                      ----------
      Current:
        Federal...................................................... $      --
        State........................................................        --
                                                                      ----------
      Deferred:
        Federal......................................................  2,114,000
        State........................................................    288,369
                                                                      ----------
                                                                      $2,402,369
                                                                      ==========

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

  The benefit for income taxes results in effective tax rates that differ from the federal statutory rates as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
   Statutory Federal income tax rate.........................        35 %
   State income taxes, net of Federal benefit................         5
   Subchapter S corporation income not taxable to the
    Company..................................................       (31)
   Recognition of deferred tax assets upon termination of
    subchapter S corporation status..........................       (13)
                                                                    ----
   Effective income tax rate.................................        (4)%
                                                                    ====

  Significant components of the Company's deferred taxes are as follows:

                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
      Unrealized investment appreciation.......................... $(4,837,866)
      Accrued compensation........................................   3,469,928
      Net operating losses........................................   3,482,704
      Other.......................................................     287,603
                                                                   -----------
      Net deferred tax assets..................................... $ 2,402,369
                                                                   ===========

  The Company has net operating loss carryforwards of $8.7 million which expire through 2012.

4. MARKETABLE TRADING SECURITIES OWNED AND SOLD BUT NOT YET PURCHASED:

  Marketable trading securities owned and trading account securities sold but not yet purchased as of December 31, 1996 and 1997, consist of securities at quoted market values, as stated below:

                                                  DECEMBER 31,
                                 -----------------------------------------------
                                          1996                    1997
                                 ----------------------- -----------------------
                                                SOLD                    SOLD
                                             BUT NOT YET             BUT NOT YET
                                    OWNED     PURCHASED     OWNED     PURCHASED
                                 ----------- ----------- ----------- -----------
Corporate stocks................ $25,077,583 $ 7,042,195 $60,298,321 $10,725,928
Corporate bonds.................  29,935,265  32,771,616  18,485,427   5,947,210
                                 ----------- ----------- ----------- -----------
                                 $55,012,848 $39,813,811 $78,783,748 $16,673,138
                                 =========== =========== =========== ===========

  Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, creates a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the amount recognized in the consolidated balance sheets.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

  Furniture, equipment and leasehold improvements, summarized by major classification are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1997
                                                       -----------  -----------
   Furniture and equipment............................ $ 3,096,838  $ 4,196,497
   Leasehold improvement..............................   1,320,283    1,472,455
                                                       -----------  -----------
                                                         4,417,121    5,668,952
   Less--Accumulated depreciation and amortization....  (1,314,118)  (2,197,627)
                                                       -----------  -----------
                                                       $ 3,103,003  $ 3,471,325
                                                       ===========  ===========

6. INSURANCE DEPOSIT:

  In 1995 and 1996, the Operating Entities purchased a directors and officers liability and errors and omissions insurance policy. In accordance with the terms of the policy agreement, which provides for the commutation of a portion of the total premium back to the policy holders under certain circumstances, the net amount of the premiums paid, less expense charges and policy claims made, is recorded as an insurance deposit in the financial statements at December 31, 1996. The policy was terminated in November of 1997.

7. PROFIT SHARING PLAN:

  The Company maintains a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make matching contributions and discretionary contributions from profits. There were no Company contributions made in 1995, 1996 or 1997.

8. LONG-TERM INVESTMENTS:

  Long term investments include non-readily marketable investments in limited investment partnerships and other equity investments in privately held companies. Long term investments are reported at estimated fair values.

 Investment Partnerships

  FBRIM is the managing partner of FBR Ashton, Limited Partnership ("Ashton"), FBR Weston, Limited Partnership ("Weston"), FBR Braddock, L.P. ("Braddock"), FBR Harness, L.P. ("Harness"), and FBR Private Equity Fund, L.P. ("Private Equity," formed in 1996). All of these partnerships were formed for the purpose of investing in securities. The assets of these partnerships are principally comprised of investments in publicly traded securities marked to market value. The Company carries its investment in the partnerships at their fair value. The Company's ownership interest as of December 31, 1997 in Ashton, Weston, Braddock, Harness and Private Equity were 9.7%, 9.5%, 12.3%,
 .3%, and 7.8%, respectively.

 Other Long Term Investments

  The principal private company investment consists of FBR Holdings' $15 million investment in FBR Asset Investment Corporation ("FBR-REIT"). FBR-REIT is a privately held real estate investment trust formed in December 1997. FBR-REIT's primary asset as of December 31, 1997 was cash. Subsequent to year end, FBR Holdings made an additional $10 million investment in FBR-REIT.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

 Investment Management Fees

  Certain of the Company's subsidiaries act as investment advisers, and receive management fees for the management of the business and affairs of limited partnerships or investment companies, based upon the amount of assets under management, as well as incentive performance fees or special allocations of net income based upon the operating results. As investment adviser to the Offshore Fund the Company may elect on an annual basis, to defer receipt of its fees for up to ten years during which the deferred fees are at risk as an obligation of the Offshore Fund and indexed to fund performance.

  Asset management fees receivable represent that portion of management and performance fees, and special allocations actually due and payable to the Company as of December 31, 1996 and 1997. Incentive performance fees and special allocations are calculated on at least an annual period, which generally coincides with the calendar year. As of December 31, 1997 unrecorded special allocations approximated $1,534,000. As the ultimate amount of such fees may vary with future performance, these fees and allocations are not recorded as revenue until such time as they become due and payable.

  The Company earned brokerage commissions of approximately $1,435,000 in 1995, $1,847,000 in 1996, and $1,629,000 in 1997 from these investment partnerships and investment companies.

9. BORROWINGS:

 Subordinated Revolving Loans

  As of December 31, 1997, the Company had three unsecured revolving subordinated loan agreements with its clearing broker and an affiliate of its clearing broker. Available credit lines under these agreements were $15 million, $15 million and $10 million. During 1997, the Company drew on the lines periodically to meet regulatory net capital requirements for participation in underwriting public offerings. The loans are available in computing net capital under the Securities and Exchange Commission's Uniform Net Capital Rule.

  As of December 31, 1997, $40 million was outstanding with an interest rate equal to the broker call rate plus 2 percent, or 8.5 percent. Subsequent to December 31, 1997, the entire balance was repaid. Borrowing capacity under the credit lines expires as follows: $15 million in January 1998, $15 million in July 1998, and $10 million in October 1998. The Company did not renew the line that expired in January 1998.

 Long Term Loans

  The Company has four long-term loans requiring fixed monthly principal and interest payments totaling $56,058. Each loan bears interest at an annual rate equal to the one-month commercial paper rate, as published by the Federal Reserve Board, which equaled 7.97 percent at December 31, 1997. The loans are collateralized by certain furniture, equipment, and leasehold improvements of the Company. The loans are scheduled to be entirely repaid in June 2001, October 2001, February 2002, and October 2002, respectively.

10. NET CAPITAL COMPUTATION:

  FBRC is subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1997, FBRC had net capital of $122,364,018, which was $119,916,292 in excess of its required net capital of $2,447,726. FBRC's aggregate indebtedness to net capital ratio was .3 to 1 at December 31, 1997. The Company's other broker-dealer subsidiaries are also subject to net capital requirements and were in compliance with these requirements at December 31, 1997.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CREDIT RISK:

 Financial Instruments

  The securities which the Company trades are primarily traded in United States markets. As of December 31, 1997, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, or swaps or derivatives, which would expose the Company to significant related off-balance-sheet risk.

  Market risk to the Company is primarily caused by movements in interest rates or market prices of the Company's trading and investment account securities. Market risk is also caused by volatility and possible illiquidity in markets in which the Company trades its financial instruments. The Company seeks to control market risk primarily through monitoring procedures and/or entering into offsetting positions. The Company's principal transactions are primarily short and long debt and equity transactions in publicly traded securities.

  Positions taken and commitments made by the Company, including positions taken and underwriting and financing commitments made in connection with its investment banking activities, may involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers and issues which have low trading volumes, and expose the Company to a higher degree of risk than is associated with investment grade instruments.

 Credit Risk

  The Company functions as an introducing broker that places and executes customer orders. The orders are then settled by an unrelated clearing organization which also maintains custody of the customer's securities and provides financing to the customer.

  Through indemnification provisions in the Company's agreements with its clearing organizations and brokers, the Company's customer activities may expose it to off-balance-sheet credit risk. The Company may have to purchase or sell financial instruments at prevailing market prices in the event of the failure of a customer to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer losses. The Company seeks to control the risks associated with customer activities through customer screening and selection procedures as well as through the Company's clearing organization's requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

12. COMMITMENTS AND CONTINGENCIES:

 Leases

  The Company leases premises under long-term lease agreements requiring minimum annual rental payments with annual adjustments based upon increases in the consumer price index, plus the pass-through of certain operating and other costs above a base amount.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

  Future minimum aggregate annual rentals payable under these noncancelable leases and rentals for certain equipment leases for the years ending December 31, 1998 through 2002 and the aggregate amount thereafter, are as follows:

      YEAR ENDING DECEMBER 31,
      ------------------------
      1998........................................................ $ 2,247,161
      1999........................................................   2,545,872
      2000........................................................   2,608,542
      2001........................................................   2,788,720
      2002........................................................   2,765,677
      Thereafter..................................................   2,921,260
                                                                   -----------
                                                                   $15,877,232
                                                                   ===========

  Equipment and office rent expense, including operating cost pass-throughs for 1995, 1996 and 1997 was $773,000, $941,000, and $1,274,000, respectively.

 Stock Repurchase Agreements

  Until the date of the Company's IPO, all of the Company's shareholders were subject to the terms of a Shareholders Agreement dated January 1, 1997. The Shareholders Agreement, under certain circumstances required the Company to repurchase the shareholder's stock or required that a shareholder offer his or her stock to the Company prior to sale to a third party, at book value, which was the same as the formula for the issuance price. The Company recorded a charge of $1.4 million associated with stock subject to this agreement, issued within one year of the Company's initial public offering.

 Litigation

  The Company was the defendant in litigation involving a former client. The suit was settled in 1996. No damages or other payments were paid in connection with the settlement.

13. DISTRIBUTIONS:

  In 1997, prior to its initial public offering, the Company declared distributions to its shareholders totaling $72,570,582.

14. SHAREHOLDERS' EQUITY

  The Company has authorized share capital of 100 million shares of Class B Common Stock, par value $0.01 per share; 150 million shares of Class A Common Stock, par value $0.01 per share; and 15 million shares of undesignated preferred stock. Holders of the Class A and Class B Common Stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B Common Stock convert into shares of Class A Common Stock at the option of the Company in certain circumstances including (i) upon sale or other transfer, (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with the Company and
(iii) upon the sale of such shares in a registered public offering. The Company's Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

Stock Options

  At December 31, 1997, the Company has three stock-based compensation plans.

 1997 Stock Incentive Plan and Director Stock Compensation Plan

  Under the 1997 Stock Incentive Plan the Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to an undetermined number of shares of Class A Common Stock to participants in the 1997 Plan. The 1997 Plan has a term of 10 years. Options granted under the 1997 Plan have an exercise period of up to 10 years. During 1997, the Company reserved 4.9 million shares for issuance under the 1997 Plan. The 1997 Plan provides for the grant of stock options to directors, employees (including officers) and consultants of the Company and its subsidiaries. Pursuant to the 1997 Plan, options may be incentive stock options within the meaning of Section 422 of the Code or nonqualified stock options, although incentive stock options may be granted only to employees. All incentive stock options are nontransferable other than by will or the laws of descent and distribution.

  Under the Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to an undetermined number of shares of Class A Common Stock. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 1997, the Company reserved 100,000 shares for issuance under the Director Plan.

  In conjunction with the closing of the Company's initial public offering, 4,384,400 stock options were granted to employees. The options were granted at the initial public offering price of $20 per share and have a term of 10 years. The options become exercisable as follows: 10 percent, 40 percent, and 50 percent at the end of three, four, and five years, respectively. During 1997 40,000 stock options were granted to non-employee Directors. As of December 31, 1997 no options had been exercised, cancelled or had expired.

  The Company accounts for employee stock options using the method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock at the date of the stock option grant and the exercise price of the stock option. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, pro forma compensation cost information is measured at the grant date based on the fair value of the award recognized over the service period.

  Due to the proximity of all option grants to year end, pro forma net income per share for the year ended December 31, 1997 is the same as that reported. The fair value of each option is estimated as $7 using the Black-Scholes option-pricing model with the following assumptions used for grants for the year ended December 31, 1997: no dividend yield, volatility 50%, risk free interest rate of approximately 5.7 percent, and expected lives of 10 years.

 Employee Stock Purchase Plan

  Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan") an undetermined number of shares of Class A Common Stock will be reserved for future issuance of stock. The Purchase Plan will permit eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. The plan will not result in compensation expense in future periods. As of December 31, 1997, no stock had been purchased under the Purchase Plan.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC

15. QUARTERLY DATA (UNAUDITED):

  The following table sets forth selected information for each of the fiscal quarters during the years ended December 31, 1996 and 1997 (dollars in thousands, except per share data). The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

                                                                   PROFORMA(1)
                                                       BASIC AND    BASIC AND
                                                        DILUTED      DILUTED
                       TOTAL              PROFORMA(1)  NET INCOME   NET INCOME
                      REVENUES NET INCOME NET INCOME  PER SHARE(2) PER SHARE(2)
                      -------- ---------- ----------- ------------ ------------
1996:
  First Quarter...... $ 12,039  $ 1,592     $   955      $0.04        $0.03
  Second Quarter.....   19,946    7,227       4,336       0.19         0.12
  Third Quarter......   26,232    7,978       4,762       0.22         0.13
  Fourth Quarter.....   51,686    8,041       4,825       0.22         0.13
                      --------  -------     -------      -----        -----
    Total Year....... $109,903  $24,838     $14,878      $0.67        $0.40
                      ========  =======     =======      =====        =====
1997:
  First Quarter...... $ 29,044  $ 2,262     $ 1,357      $0.06        $0.03
  Second Quarter.....   37,641    4,020       2,412       0.10         0.06
  Third Quarter......   68,233   17,548      10,529       0.44         0.26
  Fourth Quarter.....  121,217   35,709      19,984       0.87         0.49
                      --------  -------     -------      -----        -----
    Total Year....... $256,135  $59,539     $34,282      $1.48        $0.85
                      ========  =======     =======      =====        =====

(1) Proforma net income and proforma net income per share include taxes on "S" Corp earnings as if "S" Corp earnings were subject to taxes at an effective rate of 40 percent.

(2) The sum of the quarters' proforma net income per share do not always equal the total year amounts due to the effect of averaging the number of shares of common stock throughout the year.