Form 10-Q
period 1998-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1998-05-15
CIK 1048750

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                       OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

     Commission file number: 001-13731


                     Friedman, Billings, Ramsey Group, Inc.
             (Exact name of Registrant as specified in its charter)

     Virginia                                  54-1837743
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

     1001 Nineteenth Street North
     Arlington, VA
     (Address of principal                     22209
      executive offices)                      (Zip code)


    (Registrant's telephone number including area code)  (703) 312-9500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X  No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title                               Outstanding
Class A Common Stock                13,451,421 as of April 28, 1998
Class B Common Stock                36,577,579 as of April 28, 1998

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                     Page Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
           December 31, 1997 and March 31, 1998                             3

         Consolidated Statements of Operations-
           Three Months Ended March 31, 1998 and 1997                       5

         Consolidated Statement of Cash Flows-
           Three Months Ended March 31, 1998 and 1997                       6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Part II.  OTHER INFORMATION                                                24

Item 1.  Legal Proceedings                                                 24

Item 6. Exhibits and Reports on 8-K                                        25

Signatures                                                                 25

Exhibit Index                                                              25

Exhibits                                                                   25



                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                                     (Audited)       (Unaudited)
                                                                                    December 31,      March 31,
                                                                                         1997             1998
                                                                                       -------          -------
Assets
    Cash and cash equivalents................................................        $ 205,709        $ 139,149
    Short-term investments, at market value..................................            1,982            9,888
    Receivables:
     Investment banking......................................................            7,232            7,936
     Asset management fees...................................................            4,426            5,464
     Other...................................................................            2,465            2,170
    Due from clearing broker.................................................           15,650          196,391
    Marketable trading securities, at market value...........................           78,784           86,655
    Deferred tax asset.......................................................            2,402               --
    Long-term investments, at fair value.....................................           36,352           49,770
    Furniture, equipment and leasehold improvements, net of accumulated
       depreciation and amortization of $2,198, and $2,366, respectively.....            3,471            3,537
    Prepaid expenses and other assets........................................              854            3,406
                                                                                     ---------        ---------
             Total assets....................................................        $ 359,327        $ 504,366
                                                                                     =========        =========


















               The  accompanying  notes  are an  integral  part of
                     these consolidated statements.


                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                          (Audited)      (Unaudited)
                                                                                         December 31,      March 31,
                                                                                            1997             1998
                                                                                           -------          -------

Liabilities and Shareholders' Equity

Liabilities:
     Trading account securities sold but not yet purchased, at market value......         $  16,673       $  73,716
     Due to issuer- underwriting.................................................                --         129,560
     Accounts payable and accrued expenses.......................................            30,423          25,181
     Accrued compensation and benefits...........................................            19,023          22,708
     Dividends payable...........................................................            24,000              --
     Deferred income taxes.......................................................                --           7,677
     Short-term subordinated revolving loan......................................            40,000              --
     Long-term secured loans.....................................................             2,416           2,294
     Other.......................................................................               146           1,005
                                                                                          ---------       ---------


        Total liabilities........................................................           132,681         262,141
                                                                                          ---------       ---------
Commitments and contingencies (Note 9.)..........................................                --              --

Shareholders' equity:
     Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none
           issued and outstanding................................................                --              --
     Class A Common Stock, $0.01 par value, 150,000,000 shares
           authorized, 13,451,421 issued and outstanding.........................               135             135
     Class B Common Stock $.01 par value, 100,000,000 shares authorized,
           36,577,579 shares issued and outstanding..............................               366             366
     Additional paid-in capital..................................................           208,843         208,843
     Retained earnings...........................................................            17,302          32,881
                                                                                          ---------       ---------

          Total shareholders' equity.............................................           226,646         242,225
                                                                                          ---------       ---------
          Total liabilities and shareholders' equity.............................         $ 359,327       $ 504,366
                                                                                          =========       =========









                The  accompanying  notes  are an  integral  part of
                         these consolidated statements.


                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                         For the Three Months
                                                                           Ending March 31,

                                                                         1997            1998
                                                                        ------          ------
Revenues:
   Investment banking-
     Underwriting................................................     $ 13,179        $ 47,710
     Corporate finance...........................................        8,783           3,661
   Institutional brokerage-
     Principal sales credits.....................................        6,913           9,034
     Agency commissions..........................................        2,803           3,708
   Gains and losses, net-
     Trading.....................................................       (4,353)         (5,921)
     Investment..................................................          130           3,004

   Asset management .............................................          813           3,169

   Interest and dividends........................................          776           3,619
                                                                      --------        --------

          Total revenues.........................................       29,044          67,984

Expenses:
     Compensation and benefits...................................       19,695          28,343
     Business development and sales support......................        2,100           4,274
     Professional services.......................................        1,285           2,532
     Clearing and brokerage fees.................................        1,017           1,343
     Occupancy and equipment.....................................          508             764
     Communications..............................................          436             826
     Interest expense............................................          724           1,659
     Other operating expenses....................................        1,017           2,507
                                                                      --------        --------
          Total expenses.........................................       26,782          42,248
                                                                      --------        --------

     Net income before taxes.....................................        2,262          25,736
     Income tax provision........................................           --          10,157
                                                                      --------        --------
     Net income..................................................      $ 2,262        $ 15,579
                                                                      ========        ========
     Basic and diluted net income per share......................      $  0.06        $   0.31
                                                                      ========        ========
     Weighted average shares outstanding.........................       40,029          50,029
                                                                      ========        ========

Pro forma statements of operations data (Note 2):
     Net income before tax.......................................      $ 2,262
     Pro forma income tax provision..............................         (905)
                                                                      --------
     Pro forma net income........................................      $ 1,357
                                                                      ========
     Pro forma basic and diluted net income per share............      $  0.03
                                                                      ========
     Weighted average shares outstanding.........................       40,029
                                                                      ========



             The  accompanying  notes  are an  integral  part of
                        these consolidated statements.



                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                               For the Three Months
                                                                                 Ending March 31,

                                                                                 1997         1998

  Cash flows from operating activities:
    Net income .............................................................  $  2,262      $ 15,579
    Adjustments to reconcile net income to net cash provided by (used in)
  operating         activities--
      Income and special allocations on investments in limited partnerships.      (420)       (4,551)
      Depreciation and amortization.........................................       148           168
      Changes in operating assets:
        Receivables--
          Due to/from clearing broker.......................................     9,700      (180,741)
          Investment banking................................................       174          (704)
          Asset management fees.............................................      (194)       (1,038)
          Other.............................................................      (174)          295
        Insurance deposit...................................................       (18)          --
        Marketable trading account securities...............................    (4,289)       (7,871)
        Prepaid expenses and other assets...................................       810        (2,552)
        Deferred tax asset..................................................        --         2,402
      Changes in operating liabilities:
        Due to issuer- underwriting.........................................        --       129,560
        Due to clearing organization........................................    33,179           --
        Trading account securities sold but not yet purchased...............   (30,987)       57,043
        Repayments on short-term subordinated loans.........................        --       (40,000)
        Repayments on short-term revolving loan and line of credit..........   (16,000)          --
        Accounts payable and accrued expenses...............................    (5,886)       (5,242)
        Deferred taxes......................................................        --         7,677
        Accrued compensation and benefits...................................     6,973         3,684
        Other...............................................................        (7)          859
                                                                              --------      --------
          Net cash used in operating activities.............................    (4,729)      (25,432)
                                                                              --------      --------
  Cash flows from investment activities:
    Purchases of fixed assets...............................................      (431)         (234)

    Long term investments...................................................      (531)       (8,866)
    Sale (purchase) of short-term investments...............................       (77)       (7,906)
                                                                              --------       -------

          Net cash used in investing activities.............................    (1,039)      (17,006)
                                                                              --------       -------
  Cash flows from financing activities:
    Repayments of long-term secured loans...................................       (81)         (122)
    Distributions...........................................................    (3,000)           --
    Capital contributions...................................................        44            --
    Dividend payments.......................................................        --       (24,000)
                                                                              --------       -------
          Net cash used in financing activities.............................    (3,037)      (24,122)
                                                                              --------       -------
  Net decrease in cash and cash equivalents.................................    (8,805)      (66,560)
  Cash and cash equivalents, beginning of period............................    20,681       205,709
                                                                              --------      --------
  Cash and cash equivalents, end of period.................................   $ 11,876      $139,149
                                                                              ========      ========


                 The  accompanying  notes  are an  integral  part of
                             these consolidated statements.


                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization and Nature of Operations:

   Organization

     Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is the sole parent holding company for three subsidiary holding companies, Friedman, Billings, Ramsey Capital Markets, Inc. ("FBRCM"), Friedman, Billings, Ramsey Asset Management, Inc. ("FBRAM") and FBR Holdings, Inc. FBRCM is the parent company of Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), FBR Investment Services, Inc. (formerly FBR Direct, Inc., "FBRIS") and Friedman, Billings, Ramsey International, Limited ("FBR International"). FBRAM is the parent company of Friedman, Billings, Ramsey Investment Management Company ("FBRIM"), FBR Offshore Management, Inc. ("FBR Offshore"), FBR Investment
Management (Bermuda) Ltd. ("FBR Bermuda"), FBR Fund Advisers, Inc. ("FBR Fund Advisers"), and FBR Venture Capital Managers, Inc. FBR Holdings, Inc. is an investment holding company formed to make and hold long-term investments. The operating subsidiaries of FBRCM and FBRAM are hereafter collectively referred to as the "Operating Entities".

     FBRC is a member of the National Association of Securities Dealers, Inc. FBRC acts as an introducing broker executing transactions primarily for institutional customers and forwards all such transactions to clearing brokers on a fully disclosed basis. FBRC does not hold funds or securities for, or owe funds or securities to, customers.

     FBRC receives underwriting revenues from underwriting public offerings of debt and equity securities. These revenues are comprised of selling concessions and management and underwriting fees. FBRC also receives corporate finance fees from private placement offerings and from providing merger and acquisition, financial restructuring, and other advisory services. FBRC concentrates its underwriting and corporate finance activities primarily on bank, thrift and specialty finance institutions, technology companies and real estate investment trusts ("REITS").

     FBRIM is a registered investment adviser that acts as the general partner of investment limited partnerships and also manages investment accounts. FBR Investments LLC ("FBR Investments") and FBR Arbitrage, LLC ("FBR Arbitrage") are investment holding companies in which FBRIM is the principal member. FBR Investments and FBR Arbitrage are fully consolidated in these financial statements.

     FBR Offshore extends asset management services to non-U.S. investors. FBR Offshore is a registered investment adviser. FBR Offshore acts as the investment adviser to the FBR Opportunity Fund, Ltd. (the "Offshore Fund"), a Bermuda company formed to provide a pooled investment vehicle for non-U.S. investors. The Offshore Fund invests primarily in securities of U.S. issuers. FBR Bermuda manages the Offshore Fund.

   FBR Fund Advisers is a registered investment adviser formed to provide investment advisory services to The FBR Family of Funds, an open end, investment company, currently consisting of three series of mutual funds.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Organization (Continued)

     Reincorporation Merger

   In December 1997, Friedman, Billings, Ramsey Group, Inc., a Delaware corporation (the "Old Holding Company") and its subsidiaries terminated their status as subchapter S corporations and converted to subchapter C corporations as defined under the Internal Revenue Code (the "Conversion"). Prior to the Conversion, the Old Holding Company declared a distribution to its shareholders of $54 million representing previously undistributed subchapter S corporation earnings. As of December 31, 1997 $30 million of the distribution had been paid. The Old Holding Company was then merged with and into the Company, with the Company as the surviving corporation. As a result of the merger, shareholders of the Company received 330 shares of Class B Common Stock of the Company for each share in the Old Holding Company.

     The effects of the reincorporation merger have been given retroactive application in the consolidated financial statements for all periods presented.

     Initial Public Offering

     Subsequent to the reincorporation merger, the Company issued 10,000,000 new Class A common shares and certain selling shareholders sold 1,000,000 Class A common shares in an initial public offering (the "Offering"). The net proceeds to the Company from the Offering approximated $185,000,000. Simultaneously with the Offering, certain selling shareholders sold 2,451,421 shares of Class B common stock to PNC Bank Corp. These shares were automatically converted to Class A common shares upon the sale.

     Nature of Operations

     The Company is primarily engaged in a single line of business as a securities firm, which comprises several types of services, such as underwriting, principal and agency securities trading transactions, asset management and long-term equity investing, primarily in the United States. The operations related to the Company's foreign entities are not material to these consolidated financial statements.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

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

     A substantial portion of the Company's revenues in a year may be derived from a small number of underwriting transactions or may be concentrated in a particular industry. Revenues derived from two unrelated investment banking transactions accounted for approximately 38 percent of the Company's revenues for the three months ended March 31, 1997. Two unrelated investment banking transactions accounted for 45 percent of the Company's revenues in the three months ended March 31, 1998.



2. Summary of Significant Accounting Policies:

   Basis of Presentation

     The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

   Revenues

     Underwriting fees are recorded as revenue at the time the underwriting is completed (generally trade date) and the income is reasonably determinable. Corporate finance and advisory fees are recorded as revenue when the related services have been rendered and the client is contractually obligated to pay.

     Commission income and expenses are recorded on a trade date basis.

     Securities transactions of the Company are recorded on a trade date basis. Trading account securities are valued at fair market value. The resulting difference between cost and fair market value is included in income. Net unrealized gains (losses) included in gains and losses, trading revenues were $2.8 million and $3.4 million for the three months ended March 31, 1998 and 1997, respectively.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

    Net Income Per Share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted income per share. Basic income per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share includes the impact of potentially dilutive options, warrants, or convertible debt and convertible preferred equity securities. Options to purchase 4,384,400 shares of common stock at $20 per share were outstanding as of December 31, 1997 and March 31, 1998, but were not included in calculating diluted net income per share as their effect would have been anti-dilutive. There is no difference between the amounts of basic and diluted net income per share.

     In February 1998, the SEC issued Staff Accounting Bulletin ("SAB") No. 98, concerning the computation of earnings per share. SAB 98 amends previous guidance concerning the impact of equity interests issued in proximity to an initial public offering on the computation of weighted average shares outstanding. SAB 98 also amends the requirements to present historical earnings per share information when a company converts from a non-taxable, to a taxable entity. SAB 98 has been applied in the accompanying consolidated financial statements.

   Cash Equivalents

         As of December 31, 1997 the Company had approximately $80 million and $21 million in separate money market mutual funds. As of March 31, 1998, the Company had approximately $41 million and $35 million in separate money market mutual funds. These funds primarily invest in US government obligations.

         On December 31, 1997 and March 31, 1998, the Company had invested approximately $63 million and $62 million, respectively, in overnight repurchase agreements. The underlying collateral consists of U.S. government securities and U.S. government agency securities. Generally, the maturity date of the Company's repurchase agreements is the next business day. Due to the short-term nature of the agreements, the Company does not take possession of the securities, which are instead held at the Company's bank from which it purchases the securities. The carrying value of the agreements approximates fair value because of the short maturity of the investments. As a result, the Company believes that it is not exposed to any significant risk under its overnight repurchase agreements.

     The Company regularly evaluates the credit quality of the institution in which its cash and cash equivalents are held.

    Short-Term Investments

     Short-term investments consist primarily of U.S. Treasury obligations and FHLMC guaranteed mortgage securities with original maturities of up to six months.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

    Compensation

      A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain predefined formulas. Since the bonus determinations are also based on aftermarket security performance and other factors, amounts originally accrued may not ultimately be paid. All of the Company's compensation plans are reviewed and evaluated on a quarterly basis. Pursuant to this policy, the Company reduced $6.7 million of previously accrued bonuses during the three month period ending March 31, 1998.

3.   Income Taxes:

     Through December 20, 1997, the Company and all of its subsidiaries including the Operating Entities, with the exception of FBR Investments and FBR Arbitrage, which are limited liability corporations ("LLC"s), FBR Bermuda (a Bermuda Company) and FBR International (a UK company), had elected to be taxed as subchapter S corporations under the Internal Revenue Code. Subchapter S corporations and LLCs are not taxed on their income; rather their income or loss pass directly through to their shareholders (or members in the case of LLCs). As a result, there is no provision for income taxes in these financial statements for the periods prior to December 20, 1997.

     The accompanying consolidated statements of operations include pro forma adjustments for income tax expense, which would have been recorded had the Company been subject to federal and state corporate income taxes, for all periods presented.


4. Marketable Trading Securities Owned and Sold But Not Yet Purchased:

      Marketable trading securities owned and trading account securities sold but not yet purchased as of December 31, 1997 and March 31, 1998, consist of securities at quoted market values, as stated below:

                                    (Amounts in Thousands)
                           December 31,                  March 31,
                              1997                        1998
                             ------                      ------
                                  Sold But Not              Sold But Not
                        Owned     Yet Purchased     Owned   Yet Purchased
   Corporate equities.. $ 60,298   $ 10,726       $ 68,248    $ 64,376
   Corporate bonds.....   18,485      5,947         18,407       9,340
                         -------    -------       --------    --------
                        $ 78,784   $ 16,673       $ 86,655    $ 73,716
                       =========   ========       ========    ========

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

                  FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

5.   Long-Term Investments:

     Long term investments primarily include non-readily marketable investments in limited investment partnerships and other equity investments, including privately held companies. Long-term investments also include illiquid warrants for stock of corporations to which the Company has provided investment banking services, carried at nominal values. Long term investments are reported at fair value.

   Investment Partnerships

     FBRIM is the managing partner of several investment limited partnerships. All of these partnerships were formed for the purpose of investing in securities. The assets of these partnerships are principally comprised of investments in publicly traded securities marked to market value. The Company carries its investment in the partnerships at an amount equal to the market value of the underlying securities in the partnerships, which approximates fair value.

   Other Long Term Investments

     The principal private company investment consists of FBR Holdings, Inc.'s $25 million investment in FBR Asset Investment Corporation ("FBR-REIT"). FBR-REIT is a privately held real estate investment trust formed in 1997. FBR-REIT's primary assets as of March 31, 1998 were cash and marketable equity securities. The Company carries its investment in FBR-REIT at cost, which approximates fair value.

6.   Asset Management Revenue:

     Certain of the Company's subsidiaries as investment advisers, receive management fees for the management of the business and affairs of limited partnerships or investment companies, based upon the amount of assets under management, as well as incentive performance fees or special allocations of net income based upon the operating results. As investment adviser to the Offshore Fund, the Company may elect on an annual basis, to defer receipt of its fees, for up to ten-years during which the deferred fees are an obligation of the Offshore Fund and indexed to the Offshore Fund's performance.

     Incentive performance fees and special allocations are calculated on at least an annual period, which generally coincides with the calendar year. As of December 31, 1997, and March 31, 1997 and 1998, unrecorded special allocations were $1.5 million, $0.3 million, and $4.4 million, respectively. As the ultimate amount of such fees and allocations may vary with future performance, these fees and allocations are not recorded as revenue until such time as they become due and payable.

7.   Borrowings:

    Subordinated Revolving Loans

     As of December 31, 1997, the Company had three unsecured revolving subordinated loan agreements with its clearing broker and an affiliate of its clearing broker. Available credit lines under these agreements were $15 million, $15 million and $10 million. As of December 31, 1997, $40.0 million was outstanding with an interest rate equal to the broker call rate plus 2 percent, or 8.5 percent. Subsequent to December 31, 1997, the entire balance was repaid. Borrowing capacity under the credit lines expire as follows: $15 million in January 1998, $15 million in July 1998, and $10 million in October 1998. The Company did not renew the line that expired in January 1998.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

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

8.   Net Capital Computation:

     FBRC is subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 1998, FBRC had net capital of $90.9 million, which was $79.4 million in excess of its required net capital of $11.5 million. FBRC's aggregate indebtedness to net capital ratio was 1.89 to 1 at March 31, 1998.

9.   Commitments and Contingencies:

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

     Future minimum aggregate annual rentals payable under these noncancelable leases and rentals for certain equipment leases for the years ending December 31, 1998 through 2002 and the aggregate amount thereafter, are as follows:

            Year Ending December 31,                          (in Thousands)
    1998....................................................    $ 2,247
    1999....................................................      2,546
    2000....................................................      2,609
    2001....................................................      2,789
    2002....................................................      2,766
    Thereafter..............................................      2,921
                                                                -------
                                                                $15,878
                                                                =======

 10. Distributions:

     In 1997, prior to its initial public offering, the Company declared distributions to its shareholders totaling $72,570,582. There were no dividends declared in the three months ended March 31, 1998. However, $24 million of distributions declared in 1997 were paid in the first quarter of 1998 to S corporation shareholders.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

11.   Shareholders' Equity

     At March 31, 1998, the Company has three stock-based compensation plans.

   1997 Stock and Incentive Compensation Plan

     Under the 1997 Stock Incentive Plan the Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 4.9 million shares of Class A Common Stock to participants in the 1997 Plan. The 1997 Plan has a term of 10 years. Options granted under the 1997 Plan have an exercise period of up to 10 years. The 1997 Plan provides for the grant of stock options to employees (including directors and officers) and consultants of the Company and its subsidiaries. As of December 31, 1997, 4,384,400 stock options were granted to employees. The options were granted at the initial public offering price of $20 per share and become exercisable as follows: 10 percent, 40 percent, and 50 percent at the end of three, four, and five years, respectively. As of March 31, 1998 no options had been exercised, cancelled or had expired. Options have been forfeited upon the departure of employees. The Company's Board of Directors has authorized 5 million additional shares available under this plan, subject to approval by the Company's shareholders at the June 18, 1998 annual meeting of the Company's shareholders.

  Director Stock Compensation Plan

     Under the Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to 100,000 shares of Class A Common Stock. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. There were no awards made under this plan during the three months ended March 31, 1998.

   Employee Stock Purchase Plan

     Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan") an undetermined number of shares of Class A Common Stock will be reserved for future issuance of stock. The Purchase Plan will permit eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the lower of fair market value of the common stock on the first day of the offering period or the last day of the offering period. The plan will not result in compensation expense in future periods. As of March 31, 1998, no stock had been purchased under the Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 1998 and 1997, and the Notes thereto included elsewhere herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, those relating to the effects of growth, the company's principal investment activities and its current equity capital levels. The risks and uncertainties relate to, among other factors: general economic and market conditions, changes in interest rates, loan delinquency rates, stock market volume and prices, mutual fund and 401(k) and pension plan inflows or outflows, changes in the REIT, technology and financial services industries and other industries in which the company is active, changes in demand for investment banking and securities brokerage services, competitive conditions within the securities industry, the company's ability to recruit and retain key employees, changes in the securities and banking laws and regulations, trading and principal investment activities, and litigation. For a more detailed explanation of these and other risks and uncertainties, refer to "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Form 10-K for 1997, incorporated herein by reference. As a result of these risks and uncertainties, there can be no assurance that operating results for any future period will be comparable to those attained in the prior periods.

Overview

     Friedman, Billings, Ramsey Group, Inc. ("FBR" or the "Company") is a holding company for Friedman, Billings, Ramsey Capital Markets, Inc. ("Capital Markets Group"), Friedman, Billings, Ramsey Asset Management, Inc. ("Asset Management Group") and FBR Holdings, Inc., an investment holding company. The Capital Markets Group is a holding company, whose primary subsidiary, Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), is a U.S. investment banking firm and securities broker-dealer. The Capital Markets Group's other subsidiaries, FBR International, Ltd. ("FBRIL") and FBR Investment Services, Inc. (formerly FBR Direct, Inc., "FBRIS"), are also broker-dealers in targeted markets. Both FBRIL and FBRIS were formed during 1997; FBRIL has begun and FBRIS is expected to begin generating revenue in 1998. The Asset Management Group is a holding company whose subsidiaries are engaged in investment management and advisory services to managed accounts, hedge and offshore funds, private equity and venture capital funds, and mutual funds. The Company's operations are primarily in the United States, and the Company has very limited exposure to foreign market activity.

         The Company's business depends primarily on the markets for the securities of companies in selected sectors. These markets are affected by many of the same risks and uncertainties relating to the company itself (discussed above) as well as by other factors that apply to particular industries. For example, many of the companies in the sub-prime lending sector, a subset of the financial services industry, have experienced higher than expected delinquencies and prepayments as well as investor concern over the direction of market interest rates and the valuation of residual securities. These factors have led to depressed market prices for some companies' stocks in this sector during the past several months. This market environment has tempered demand for securities of companies in this sector, which in turn adversely affected FBR's opportunities in this sector. In addition, over this same time period, the Company has held significant positions of securities of companies in this sector in connection with its market making and underwriting activities. Consequently, FBR has experienced direct economic losses associated with this sector which are included in net trading and investment gains and losses, in the Company's financial statements.

OPERATING GROUPS

Asset Management Group

         Revenue from the Asset Management Group has increased more than 180% from the first quarter of 1997 to 1998. This revenue has been derived from an increasing variety of investment products, which the Company plans to continue to diversify over the next two years. Assets under management ("AUM") have increased 33%, from $641 million at year-end to $854 million as of March 31, 1998. Asset management revenue consists of "base management fees" (which are calculated based on the market value of clients' assets under management), and performance fees or special (incentive based) allocations. The Company previously included other income allocations (including realized and unrealized gains and losses) on its investments in private investment vehicles in asset management revenue, but has chosen to separately disclose these gains and losses, on a net basis, beginning in the first quarter. This reclassification of income allocations has been applied to 1997 periods for comparison purposes.

         Base management fees are earned on all the Company's AUM, and are determined based on a percentage of the market value of net assets, excluding FBR's and certain other investors' funds. The percentages used to determine the Company's fee vary within each product category. As of March 31, 1998, the weighted average base management fees of the Company approximate 1.13% annually on the AUM. The ranges of fees charged by product category are as follows:

         Mutual funds................................0.9%
         Managed accounts (excluding FBR-REIT).......1.2%
         Private equity and venture capital..........2.0% to 2.5%
         Hedge and offshore funds....................1.0%

         In addition to the base management fees, the Company earns incentive compensation and receives special allocations on private equity and venture capital funds, hedge and offshore funds, and FBR-REIT (which the Company classifies as a managed account). The Company generally receives 20% of the net investment gains (if any) on the hedge and offshore fund assets. The incentive fees and special allocations are calculated annually every December 31. However, the Company receives initial incentive fees or special allocations on the one-year anniversary of each contribution. Assets on which the Company has the potential to earn incentive compensation have increased 29%, from $470 million at year-end to $606 million as of March 31, 1998.

         The Company's investment products are significantly concentrated in the financial services industry. FBR's principal hedge and offshore funds had gross performance returns ranging from 68.3% to 50.9% (53.0% to 38.1%, net of fees and expenses) for the twelve months ending March 31, 1998. By comparison, for the twelve month period ending March 31, 1998, the bank stock index (BKX) and the S&P 500 index had performance returns (excluding dividends) of 48.6% and 45.0%, respectively.

         The Company has investments in its proprietary investment vehicles of approximately $49.8 million as of March 31, 1998 compared to $36.4 million as of December 31, 1997. FBR has recorded gains of $3 million in the first quarter of 1998 on these investments, which represents a total return on investment of 13.0% for the quarter (52% on an annualized basis). The Company will endeavor to grow these assets under management and continue to make minority investments in new investment vehicles as appropriate during 1998. During the first quarter of 1998, the Company formed a new private equity fund that will invest primarily in companies in the financial services sector. FBR has a 5% interest in this new fund. The Company has experienced annual growth in AUM of approximately 90% over the past five years, and through March 31, 1998.

Capital Markets Group

         The Company has historically experienced a seasonal slowdown in its investment banking activities in the first quarter of each year. Although January 1998 was very slow for investment banking, FBR was the lead underwriter of the first initial public offering in the U.S. in 1998. In addition, during the first quarter of 1998, FBR managed four IPO's and managed six secondary offerings. During the first quarter of 1998, the Company increased the number of personnel in the investment banking group by nine percent. The additional personnel will enable the Company to increase its focus on a number of industry sectors that management believes offer favorable opportunities for FBR to gain market share.

         During the first quarter of 1998, FBRIL, the Company's UK based broker-dealer, began generating revenue and operated on approximately a break-even level for the quarter. This compares with approximately a $1 million net loss (before taxes) for the 7 months ending December 31, 1997. The Company expects that FBRIL will continue to operate at a breakeven basis in 1998.

         Institutional brokerage revenues increased 31% from $9.7 million to $12.7 million, for the quarters ending March 31, 1997 and 1998 respectively. The Company began to separately disclose principal sales credits and net trading gains and losses in the first quarter of 1998 (and reclassified 1997 for comparison purposes). Previously, these amounts were reported on a combined basis as principal transaction revenues. FBRC conducts market-making activities in more than 400 securities. During the first quarters of 1997 and 1998, in connection with these activities, FBRC experienced net trading losses on positions held in securities inventories primarily of securities for which FBR had acted as underwriter. FBR has an investment banking incentive compensation policy which takes into account the risk of trading and other losses related to market making activity and other transactions conducted to support investment banking transactions. This policy provides for a deferral of a portion of the incentive compensation payable to investment banking personnel. Any losses or liabilities of the Company attributable to capital raising transactions may result in a reduction of accrued incentive compensation to investment banking personnel. Pursuant to this policy, the Company reduced $6.7 million of accrued investment banking bonus compensation during the first quarter of 1998.

         The Company continues to be approached by existing clients and potential new clients concerning possible capital raising transactions. However, given the uncertainties involved in completing such transactions, the Company is unable to predict when or whether any such transactions will be successfully completed.

RESULTS OF OPERATIONS

         Revenues

         Total  revenues  are  comprised  primarily  of  underwriting   revenue,
corporate finance fees, principal sales credits, agency commissions, asset management revenue, and net gains and losses. The Company believes that revenue from underwriting and corporate finance is substantially dependent on the market for public and private offerings of equity and debt securities by the companies in the sectors within which FBR focuses its efforts. Principal sales credits are dependent on Nasdaq trading volume and spreads in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities in which the Company holds trading positions in its inventory, as well as on the decisions of management as to the level of market exposure to these securities. Accordingly, the Company's revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

         Underwriting  revenue  consists  of  underwriting  discounts,   selling
concessions, management fees and other underwriting fees and reimbursed expenses associated with underwriting activities.

         Corporate finance revenues are comprised of the Company's merger and acquisition, private placement, mutual thrift conversion, and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of transactions, including private placements, by the Company.

     Principal sales credits consist of revenue derived on a portion of dealer spreads from the securities trading activities of the Company as principal in Nasdaq-listed and other over-the-counter ("OTC") securities, and is primarily derived from the Company's activities as a market-maker. Asthe Capital Markets Group underwrites new securities and adds securities of existing companies to its market-maker list, principal sales credits and agency commission activity is expected to increase.

         Agency commissions revenue includes revenue resulting from executing Nasdaq-listed and other OTC transactions as agent, and executing trades through a stock exchange.

         The Company receives asset management revenue in its capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees, performance fees, and special allocations on investment partnerships historically have been earned from vehicles that invest primarily in the securities of companies engaged in the financial services sector. Incentive fees and special allocations are likely to fluctuate with performance of securities in the sectors in which managed funds invest. In 1998, the Company is focusing on continuing to grow assets under management at levels achieved in the past. This asset base coupled with a stable or rising equity market (including equity of financial services companies) can provide significant revenues with a high net margin for the Company. The Company's objective is to establish an asset base with sufficient revenue to cover the fixed cost of the Company's business.

         Expenses

       Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, underwriting and corporate finance professionals and to executive management. Incentive compensation
(other than under the 1997 Plan, below) varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During the first quarter of 1997, the incentive compensation paid to the top three of the Company's Executive Officers, who also serve as Directors of the Company, was based primarily on gross revenues from certain of the Company's business lines. In December 1997, the Company adopted the 1997 Stock & Incentive Compensation Plan ("1997 Plan"), under which the Executive Officers and certain other employees are eligible to participate in a bonus pool, based on net income before taxes, rather than on gross revenues. In

RESULTS OF OPERATIONS
particular, the cash bonus payments made pursuant to the 1997 Plan will be made from a pool equal to up to thirty percent of FBR's annual pre-tax net income (before annual cash bonus payments under the 1997 Plan). The pool will be reduced to the extent the aggregate compensation and benefits expense for the year (including annual cash bonus payments under the 1997 Plan) would exceed fifty-five percent of revenues. The Company's Board of Directors is responsible for determining the percentage of pre-tax net income remunerated under the 1997 Plan and intends to do so based on quantitative and qualitative performance criteria. FBR intends to review and evaluate all of its compensation plans on a quarterly basis.

The following table sets forth-certain financial data as a percentage of revenues:

                                                   For the quarter
                                                   ended March 31,
                                                   1997       1998
Revenues:
Investment banking-
   Underwriting                                   45.38%     70.18%
   Corporate finance                              30.24%      5.39%
Institutional brokerage-
   Principal (OTC) sales credits                  23.80%     13.29%
   Agency commission                               9.65%      5.45%
Gains and losses, net-
   Trading                                      (14.99%)    (8.71%)
   Investment                                      0.45%      4.42%
Asset management                                   2.80%      4.66%
Interest and dividends                             2.67%      5.32%
                                              ---------------------
Total revenues                                   100.00%    100.00%

Expenses:
Compensation and benefits                         67.81%     41.69%
Brokerage and clearance                            3.50%      1.98%
Occupancy and equipment                            1.75%      1.12%
Communications                                     1.50%      1.21%
Interest                                           2.49%      2.44%
Other (1)                                         15.16%     13.70%
                                              ---------------------
Total expenses                                    92.21%     62.14%

                                              ---------------------
   Net income before taxes                         7.79%     37.86%
                                              =====================

1) Includes business promotion, investment banking and other expenses.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997

        Total  revenues  increased  134% from  $29.0  million in 1997  to  $68.0 million in 1998 due primarily to increased underwriting and net investment gains.

        Underwriting revenue increased 262% from $13.2 million in 1997 to $47.7 million in 1998 and increased as a percentage of revenues from 45% to 70%, respectively. This increase was due primarily to an increase in the average size of the security transactions managed from $102 million in 1997 to $127 million in 1998, and a change in the mix of capital raising activities from private to public. The number of these transactions increased as well, from 10 in 1997 to 13 in 1998.

        Corporate finance fees decreased 58% from $8.8 million in 1997 to $3.7 million in 1998. This decrease was due to a shift in capital raising activities from private placements to public underwritings, but was somewhat offset by increased merger and acquisition activities, which generated $0.3 million in 1997 compared to $2.1 million in 1998.

        Principal sales credit revenue increased 31% from $6.9 million in 1997 to $9.0 million 1998. This increase is a result of higher volumes of activity in the Company's Nasdaq trading overall, as well as increased trading activity derived from the Company's expansion of its equity sales and trading personnel and capabilities.

        Agency commissions increased 32% from $2.8 million in 1997 to $3.7 million in 1998. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, as well as an increase in listed equity trading capabilities.

        Asset management revenue increased by 290% from $0.8 million in 1997 to $3.2 million in 1998. The increase was due primarily to an increase in assets under management, as well as an increase in incentive based allocations principally in the Company's largest hedge fund, which focuses its investments in the financial services industry sector.

        Total expenses increased 58% from $26.8 million in 1997 to $42.2 million 1998 primarily due to the Company's growth in number of personnel (41% increase in full-time employees as of March 31, 1998 compared to March 31,
1997). In addition to personnel increases, the Company has been spending an increasing amount on business promotion and investment banking efforts.

        Compensation and benefits expense increased 44% from $19.7 million in 1997 to $28.3 million in 1998. The increase was due primarily to an increase in the number of the Company's personnel. Compensation and benefits expense as a percentage of total revenues decreased from 68% to 42%. This decrease was attributable to a number of factors, including the change in revenue mix towards asset management revenue and investment gains, and implementation of the 1997 Plan, which includes incentive compensation for the Company's Executive Officers. The decrease in compensation as a percent of revenues was also due to a reduction of accrued bonus compensation in the first quarter of 1998. This compensation adjustment is discussed more fully in the Capital Market Group section on page 17 herein. Average employee headcount was 195 in 1997 compared to 283 in 1998.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to three months ended March 31, 1997 (Continued)

         Brokerage and clearance expense increased 32% from $1,017 thousand in 1997 to $1,343 thousand in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, brokerage and clearance expense remained constant at 10.5% in both 1997 and 1998.

         Occupancy and equipment expense increased 50% from $508 thousand in 1997 to $764 thousand in 1998. The Company attributes this increase to additional office leases and related expenditures to accommodate its growth in personnel, and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment and furniture and fixtures for the expanded staff and facilities.

         Communications expense increased 89% from $436 thousand in 1997 to $826 thousand in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998, and the enhancement of network technology.

         Interest expense increased by 129% from $724 thousand in 1997 to $1,659 thousand in 1998, primarily due to increased margin interest expense, which is a result of increased securities position levels.

         Other expenses increased 112% from $4.4 million in 1997 to $9.3 million in 1998. This increase was due primarily to increased investment banking activity, increased expenses associated with expanded office space, and increased business promotion expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically satisfied its liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by the Company's banks, and its clearing broker and that broker's affiliates. The Company has frequently required the use, and reasonably believes that it may continue to require the use, of temporary subordinated loans in connection with regulatory capital requirements to support its underwriting activities.

         The Company completed its initial public offering ("IPO") in December 1997. Net proceeds from the offering were $185 million. After the offering, the Company made capital contributions of $73 million to FBRC, distributed $54 million to its S corporation shareholders, repaid $8.5 million on an outstanding line of credit, invested $25 million in FBR Asset Investment Corporation (a private real estate investment trust formed in December 1997, "FBR-REIT"), and held the remaining funds in short term money market accounts. FBRC used $40 million of its existing capital to repay its outstanding subordinated loans and retained the $73 million contributed by FBR for working capital purposes.

         The Company's principal assets consist of cash and cash equivalents, receivables from other broker dealers including its clearing broker, securities held for trading purposes, short-term investments, and long-term investments. Short-term investments are comprised primarily of FHLMC backed mortgage securities with remaining maturity of less than one year. Long-term investments consist primarily of investments in limited partnerships in which the Company serves as the general partner and its investment in FBR-REIT. Although investments in limited partnerships are for the most part illiquid, the underlying investments of such partnerships are generally in publicly traded, liquid debt and equity securities.

        As of March 31, 1998, the Company had liquid assets consisting primarily of cash and cash equivalents of $139.1 million and short term investments of $9.9 million. Cash equivalents consist primarily of money market mutual funds invested in debt obligations of the U.S. government. The Company also had $86.7 million in marketable securities in its trading accounts. Due to the timing of an underwriting transaction on March 31, 1998, FBRC had a payable to the investment banking client for the proceeds of the transaction in the amount of $129.6 million and included in the receivable from its clearing organization a corresponding amount.

       FBRC, as a broker-dealer, is registered with the SEC and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the SEC. FBRC's regulatory net capital has historically exceeded these minimum requirements. As of March 31, 1998, FBRC was required to maintain minimum regulatory net capital of approximately $11.5 million, and had total regulatory net capital of approximately $79.4 million in excess of its requirement. Regulatory net capital requirements increase when FBRC is involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC.

       Other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements as of March 31, 1998.

       FBR has no material long-term debt. As of March 31, 1998, the Company had available a total of $25.0 million in two committed subordinated revolving loans from its clearing broker and an affiliate of its clearing broker that are allowable for net capital purposes. Certain of the Company's principal employee-shareholders personally guarantee these loans. The loans expire in July and October of 1998. The Company will either seek to renew these loans or obtain alternative financing from other sources. The Company characterizes its relationship with its lenders as very good, and does not expect any impediments to obtaining credit, as needed, from available sources.

       As of March 31, 1998, the Company has entered into an agreement to consolidate its main office locations, significantly increasing the amount of office space to sustain its growth. The Company expects to incur expenditures in excess of $4 million during 1998 to acquire the lease, renovate, equip and furnish this facility.

       The Company believes that its current level of equity capital and committed lines of credit, combined with funds anticipated to be generated from operations, is adequate to meet its liquidity and regulatory capital requirements associated with its broker-dealer activities. The Company may, however, seek debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays.

       The Company contantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. As part of its overall captial utilization strategy, the Company may in the future seek to raise additional debt or equity capital or may reduce capital through repurchase of its common stock. The Company's policy is to evaluate acquisition opportunities as they arise.

Risk Management

       FBR monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. FBR has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. The Company seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement.

         In addition to the risks associated with investment banking transactions, the Company may be exposed to significant after market risks with these companies, as FBR may hold substantial positions in these companies as underwriter or market maker. The Company often acts as principal in customer-related transactions in financial instruments that expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities and high-yield securities. These trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared and circulated to management of the Company on a daily basis. The Company seeks to manage the exposure to market risks by establishing position limits, and limiting its net long or short position by selling or buying similar instruments.

         The Securities and Exchange Commission has developed new market risk disclosure rules. The Company is required to adopt these rules with the filing of its annual report on Form 10-K for the year ended December 31, 1998. The Company has risk management policies and procedures related to its trading activities designed to reduce its exposure to market risk. The Company will adopt additional policies or procedures during 1998 that may be necessary to meet compliance with the new SEC rules; however, the Company will continue to use other risk management measures, such as trading limits and daily position summary reports.


High Yield and Non-Investment Grade Debt Securities

         The Company underwrites, trades, invests, and makes markets in high-yield corporate debt securities. The Company also syndicates, trades and invests in loans to, and preferred stock of, below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. High yield and other non-investment grade securities are carried at market value and unrealized gains and losses for these securities are reflected in the Company's Consolidated Statements of Income. The Company's portfolio of such securities at December 31, 1997 and March 31, 1998, are included in long positions and have an aggregate market value of approximately $19.8 million and $27.0 million, respectively. The Company's portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest unhedged non-investment grade position was $5.7 million and $3.5 million at December 31, 1997 and March 31, 1998, respectively.

Warrants

     In connection with certain capital raising transactions, FBR has received and holds warrants for stock of the issuing corporation exercisable at the corporation's respective offering price. Due to current restrictions on the warrants and the underlying securities, FBR carries the warrants at a nominal value in its financial statements, and will recognize any potential, future revenues and profits, if any, only when realized. FBR may use a portion of these warrants as incentive compensation for certain key employees in the Capital Markets Group. As of April 30, 1998, FBR had received warrants in client companies as set forth below:

                                                                                 Closing Price     Expiration
                                                       Number of    Exercise      on April 30,      date of
                                                        Warrants      Price           1998          Warrants
                                                      -----------   ---------     ------------     ----------

American Capital Strategies, Ltd...................       442,751      $15.00          22.6250       08/29/02
Capital Automotive REIT............................     1,277,794       15.00          15.5625       02/12/03
Consolidation Capital Corporation..................     1,130,000       20.00          22.0625       11/25/01
Local Financial Corporation........................       591,000       10.00          12.6250       09/08/02
Styling Technology Corporation.....................       101,500       12.00          22.5000       11/21/01
FBR Asset Investment Corporation...................       970,805       20.00          20.0000       12/11/07
Resource Asset Investment Trust....................       141,667       15.00          18.6250       01/08/03

MATTERS RELATED TO THE COMPANY'S INFORMATION SYSTEMS:

     The Company's software and information systems are year 2000 compliant; however, the Company utilizes certain software and related technologies of its clearing organization. The Company expects that it will be indirectly affected by the date change in the year 2000 as it relates to the systems of its clearing organization. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's clearing organization has a defined plan to address and correct its year 2000 deficiencies. The Company does not expect to incur any significant expenditure related to year 2000 problems with its primary information systems. However, any failure by the Company's clearing organization to adequately address the date change could have a material adverse effect on the Company's financial condition and operations.

Item 3.  Changes in Information About Market Risk

         None.

Part II.  Other Information

Item 1.  Legal Proceedings


     While the Company is not currently a defendant or plaintiff in any lawsuits or arbitrations, many aspects of the Company's business involve substantial risks of liability, litigation and arbitration. An underwriter is exposed to potential liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

     If plaintiffs in any future suits against the Company were to prosecute their claims successfully, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. The Company carries very limited insurance that may cover only a portion of any such payments.

     In addition to these financial costs and risks, the defense of litigation or arbitration may divert the efforts and attention of the Company's management and staff, and the Company may incur significant legal expenses in defending such litigation and arbitration. This may be the case even with respect to claims and litigation that management believes to be frivolous, and the Company intends to defend vigorously any frivolous claims against it. The amount of time that management and other employees may be required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company.

     The Company also may become a defendant in civil actions and arbitrations arising out of its other activities as a broker-dealer, as an investment adviser, in other business activities, or as an employer. There can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (27)       Financial Data Schedule

    (b)  Reports on Form 8-K

         None.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Friedman, Billings, Ramsey Group, Inc.

 5/14/98                          By: /s/  Eric Y. Generous
-----------                          -----------------------------------------
Date                                 Eric Y. Generous, Chief Financial Officer
                                     (Principal Financial Officer),


 5/14/98                          By: /s/  Kurt R. Harrington
-----------                          -----------------------------------------
Date                                 Kurt R. Harrington, Treasurer
                                     (Principal Accounting Officer),


                              EXHIBIT INDEX

Exhibit 27.01       Financial Data Schedule.