Form 10-Q
period 1998-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1998-08-13
CIK 1048750

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

Title                                         Outstanding
Class A Common Stock                          13,416,421 as of July 31, 1998
Class B Common Stock                          36,577,579 as of July 31, 1998

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                   Page Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
           December 31, 1997 and June 30, 1998                         3

         Consolidated Statements of Operations-
           Three Months Ended June 30, 1997 and 1998                   5
           Six Months Ended June 30, 1997 and 1998                     6

         Consolidated Statement of Cash Flows-
           Six Months Ended June 30, 1997 and 1998                     7

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14

Item 3.  Changes in Information About Market Risk                      24

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             25

Item 4.  Submission of Matters to a Vote of Security Holders           25

Item 6. Exhibits and Reports on 8-K                                    26

SIGNATURES                                                             26

EXHIBIT INDEX                                                          26

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                    (Audited)        (Unaudited)
                                                                                   December 31,        June 30,
                                                                                      1997               1998
                                                                                   -----------       ----------
Assets
    Cash and cash equivalents................................................      $   205,709       $   71,246
    Short-term investments, at market value..................................            1,982               --
    Receivables:
     Investment banking......................................................            7,232            9,565
     Asset management fees...................................................            4,426            5,898
     Other...................................................................            2,465           10,654
    Due from clearing organization...........................................           15,650           51,621

    Marketable trading securities, at market value:
     Corporate equities......................................................           60,299          118,092
     Corporate bonds.........................................................           18,485           19,899

    Deferred tax asset.......................................................            2,402              390
    Long-term investments, at fair value.....................................           36,352           57,008
    Furniture, equipment and leasehold improvements, net of accumulated
       depreciation and amortization of $2,198, and $2,681, respectively.....            3,471            6,193
    Prepaid expenses and other assets........................................              854            2,878
                                                                                   -----------       ----------
             Total assets....................................................      $   359,327       $  353,444
                                                                                   ===========       ==========

















  The accompanying notes are an integral part of these consolidated statements.



                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                                         (Audited)      (Unaudited)
                                                                                        December 31,      June 30,
                                                                                           1997             1998
                                                                                      --------------    -----------
Liabilities and Shareholders' Equity

Liabilities:
     Trading account securities sold but not yet purchased, at market value:
        Corporate equities........................................................    $      10,726     $    13,656
        Corporate and U.S. government bonds.......................................            5,947           5,508

     Due to issuer- underwriting.................................................                --          23,183
     Accounts payable and accrued expenses.......................................            30,423          23,621
     Accrued compensation and benefits...........................................            19,023          30,222
     Dividends payable...........................................................            24,000              --
     Income taxes payable........................................................                --           4,509
     Short-term subordinated revolving loan......................................            40,000              --
     Long-term secured loans.....................................................             2,416           2,169
     Other   ....................................................................
                                                                                                146             917
                                                                                      -------------     -----------
          Total liabilities......................................................           132,681         103,785
                                                                                      -------------     -----------

Commitments and contingencies (Note 8)...........................................                --              --

Shareholders' equity:
        Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none
        issued and outstanding...................................................                --              --
     Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,.......
13,451,421 issued and outstanding................................................               135             135
     Class B Common Stock $.01 par value, 100,000,000 shares authorized,.........
    36,577,579 shares issued and outstanding.....................................               366             366
     Additional paid-in capital..................................................           208,843         208,843
     Retained earnings...........................................................            17,302          40,315
                                                                                      -------------     -----------
          Total shareholders' equity.............................................           226,646         249,659
                                                                                      -------------     -----------
          Total liabilities and shareholders' equity.............................     $     359,327     $   353,444
                                                                                      =============     ===========











  The accompanying notes are an integral part of these consolidated statements.


                                   FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in thousands, except per share data)
                                                (Unaudited)

                                                                          For the Three Months
                                                                             Ending June 30,

                                                                          1997              1998
                                                                        ---------         --------
Revenues:
   Investment banking-
     Underwriting................................................       $  29,424         $ 16,314
     Corporate finance...........................................             769           28,935
   Institutional brokerage-
     Principal sales credits.....................................           5,954            7,639
     Agency commissions..........................................           1,740            4,335
   Gains and losses, net-
     Trading                                                               (3,040)          (7,490)
     Investment..................................................             805             (274)
   Asset management..............................................           1,072            2,283
   Interest, dividends, and other................................             917            5,592
          Total revenues.........................................          37,641           57,334

Expenses:
     Compensation and benefits...................................          24,848           28,898
     Business development and sales support......................           2,823            5,260
     Professional services.......................................           1,546            2,984
     Clearing and brokerage fees.................................             897            1,649
     Occupancy and equipment.....................................             679              899
     Communications..............................................             559              877
     Interest expense............................................           1,006            1,468
     Other operating expenses....................................           1,263            2,705
                                                                        ---------         --------
          Total expenses.........................................          33,621           44,740
                                                                        ---------         --------
     Net income before taxes ....................................           4,020           12,594

     Income tax provision........................................              --            5,161
                                                                        ---------         --------
     Net income..................................................       $   4,020         $  7,433
                                                                        =========         ========

     Basic and diluted net income per share......................       $    0.10         $   0.15
                                                                        =========         ========
     Weighted average shares outstanding.........................          40,029           50,029
                                                                        =========         ========

Pro forma statements of operations data (Note 3):
     Net income before tax.......................................       $   4,020
     Pro forma income tax provision..............................           1,608
                                                                        ---------
     Pro forma net income........................................       $   2,412
                                                                        =========
     Pro forma basic and diluted net income per share............       $    0.06
                                                                        =========
     Weighted average shares outstanding.........................          40,029
                                                                        =========



 The accompanying notes are an integral part of these consolidated statements.


                                   FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in thousands, except per share data)
                                                (Unaudited)
                                                                             For the Six Months
                                                                              Ending June 30,

                                                                            1997              1998
                                                                         --------          --------
Revenues:
   Investment banking-
     Underwriting................................................        $ 42,603          $ 64,024
     Corporate finance...........................................           9,552            32,596
   Institutional brokerage-
     Principal sales credits.....................................          12,867            16,673
     Agency commissions..........................................           4,543             8,043
   Gains and losses, net-
     Trading ....................................................         (13,411)           (7,393)
     Investment..................................................             935             2,730
   Asset management..............................................           1,885             5,452
   Interest, dividends and other.................................           1,693             9,210
                                                                         --------          --------
          Total revenues.........................................          66,685           125,317
                                                                         --------          --------
Expenses:
     Compensation and benefits...................................          44,543            57,241
     Business development and sales support......................           4,923             9,534
     Professional services.......................................           2,831             5,516
     Clearing and brokerage fees.................................           1,914             2,992
     Occupancy and equipment.....................................           1,187             1,663
     Communications..............................................             995             1,703
     Interest expense............................................           1,730             3,127
     Other operating expenses....................................           2,280             5,212
                                                                         --------          --------
          Total expenses.........................................          60,403            86,988
                                                                         --------          --------
     Net income before taxes ....................................           6,282            38,331

     Income tax provision........................................              --            15,319
                                                                         --------          --------
     Net income..................................................        $  6,282          $ 23,012
                                                                         ========          ========
     Basic and diluted net income per share......................        $   0.16          $   0.46
                                                                         ========          ========
     Weighted average shares outstanding.........................          40,029            50,029
                                                                         ========          ========

Pro forma statements of operations data (Note 3):
     Net income before tax.......................................        $  6,282
     Pro forma income tax provision..............................           2,513
                                                                         --------
     Pro forma net income........................................        $  3,769
                                                                         ========
     Pro forma basic and diluted net income per share............        $   0.09
                                                                         ========
     Weighted average shares outstanding.........................          40,029
                                                                         ========




  The accompanying notes are an integral part of these consolidated statements.



                                   FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Amounts in thousands)
                                                (Unaudited)

                                                                                For the Six Months
                                                                                 Ending June 30,

                                                                                 1997         1998
                                                                               -------     --------
  Cash flows from operating activities:
    Net income .............................................................   $ 6,282     $ 23,012
    Adjustments to reconcile net income to net cash used in operating activities--
      Income and special allocations on investments in limited partnerships.    (1,688)      (4,751)
      Depreciation and amortization.........................................       394          484
      Changes in operating assets:
        Receivables--
          Due to/from clearing organization.................................   (10,944)     (35,971)
          Investment banking................................................     5,709       (2,333)
          Asset management fees.............................................       (55)      (1,472)
          Other.............................................................       167       (8,189)
        Marketable trading account securities...............................    (5,415)     (59,207)
        Prepaid expenses and other assets...................................       436       (2,024)
        Deferred tax asset..................................................        --        2,012
      Changes in operating liabilities:
        Due to issuer- underwriting.........................................        --       23,183
        Trading account securities sold but not yet purchased...............   (33,604)       2,491
        Borrowings (repayments) on short-term subordinated loans............    20,000      (40,000)
        Repayments on short-term revolving loan and line of credit..........    (1,000)          --
        Accounts payable and accrued expenses...............................       (85)      (6,802)
        Income taxes payable................................................        --        4,509
        Accrued compensation and benefits...................................    10,969       11,199
        Other...............................................................       (12)         771
                                                                               -------      -------
          Net cash used in operating activities.............................    (8,846)     (93,088)
                                                                               -------      -------
  Cash flows from investment activities:
    Purchases of fixed assets...............................................      (892)      (3,205)
    Long-term investments...................................................      (225)     (15,905)
    Sale (purchase) of short-term investments............................          (12)       1,982
                                                                               -------      -------
          Net cash used in investing activities.............................    (1,129)     (17,128)
                                                                               -------      -------
  Cash flows from financing activities:
    Repayments of long-term secured loans...................................      (162)        (247)
    Distributions...........................................................   (10,146)          --
    Capital contributions...................................................       272           --
    Dividend payments.......................................................        --      (24,000)
                                                                               -------      -------
          Net cash used in financing activities.............................   (10,036)     (24,247)
                                                                               -------      -------
  Net decrease in cash and cash equivalents.................................   (20,011)    (134,463)

  Cash and cash equivalents, beginning of period............................    20,681      205,709
                                                                               -------      -------
  Cash and cash equivalents, end of period.................................    $   670      $71,246
                                                                               =======      =======
  Supplemental Cash Flow Information:
     Income taxes paid......................................................   $    --      $ 8,795
                                                                               =======      =======




   The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization and Nature of Operations:

   Organization

     Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is the sole parent holding company for three subsidiary holding companies, Friedman, Billings, Ramsey Capital Markets, Inc. ("FBRCM"), FBR Capital Management, Inc. ("FBRAM", formerly Friedman, Billings, Ramsey Asset Management, Inc.) and FBR Holdings, Inc. The principal subsidiary of FBRCM is Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), a registered broker-dealer. The principal subsidiary of FBRAM is Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"), a registered investment advisor. FBR Holdings, Inc. is an investment holding company formed to make and hold long-term investments. All of the subsidiaries of FBRCM and FBRAM are hereafter collectively referred to as the "Operating Entities".

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

       FBRIM acts as general partner of investment limited partnerships and also manages investment accounts and a REIT, and is the principal owner in two investment holding companies organized as limited liability companies.

Reincorporation Merger

      In December 1997, Friedman, Billings, Ramsey Group, Inc., a Delaware corporation (the "Old Holding Company") and its operating entities terminated their status as subchapter S corporations and converted to subchapter C corporations as defined under the Internal Revenue Code (the "Conversion"). Prior to the Conversion, the Old Holding Company declared a distribution to its shareholders of $54 million representing previously undistributed subchapter S corporation earnings. As of December 31, 1997, $30 million of the distribution had been paid. The Old Holding Company was then merged with and into the Company, with the Company as the surviving corporation. As a result of the merger, shareholders of the Company received 330 shares of Class B Common Stock of the Company for each share in the Old Holding Company.

     The effects of the reincorporation merger have been given retroactive application in the consolidated financial statements for all periods presented.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The securities industry generally, and specifically in volatile or illiquid markets, is subject to numerous risks, including the risk of losses associated with the underwriting, ownership, and trading of securities and the risks of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing or negative economic trends, such as inflation or interest rate volatility, political trends, such as regulatory and legislative changes, and overall or specific market trends can influence the liquidity and value of the Company's investments, and impact the level of security offerings underwritten by the Company, all of which could adversely affect the Company's revenues and profitability.

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

Concentrations of Risk

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

     A substantial portion of the Company's revenues in a year may be derived from a small number of underwriting transactions or may be concentrated in a particular industry. Revenues derived from two unrelated investment banking transactions accounted for approximately 38 percent of the Company's revenues for the six months ended June 30, 1997. Two unrelated investment banking transactions accounted for 32 percent of the Company's revenues in the six months ended June 30, 1998.

     Trading positions in two marketable securities, both corporate equities of issuers classified as REITs, accounted for $57.6 million or 48.7 percent of the Company's equity trading securities positions as of June 30, 1998.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


2. Summary of Significant Accounting Policies:

Basis of Presentation

     The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are contained in the Company's Annual Report on 10-K for the year ended December 31, 1997 ("1997 Annual Report") have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the 1997 Annual Report. The Consolidated Balance Sheet as of December 31, 1997 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

 Net Income Per Share

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted income per share. Basic income per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share includes the impact of potentially dilutive options, warrants, or convertible debt and convertible preferred equity securities. Options to purchase 4,269,900 shares of common stock at $20 per share were outstanding as of June 30, 1998, but were not included in calculating diluted net income per share as their effect would have been anti-dilutive. Therefore, there is no difference between the amounts of basic and diluted net income per share in these statements.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Compensation

      A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations are also based on aftermarket security performance and other factors, amounts originally accrued may not ultimately be paid. All of the Company's compensation plans are reviewed and evaluated on a quarterly basis. Pursuant to this policy, the Company reduced $9.5 million of previously accrued bonuses in the six month period ending June 30, 1998.

3.   Income Taxes:

     Through December 20, 1997, the Company and its U.S. Operating Entities, with the exception of its subsidiaries which are limited liability corporations ("LLC"s), had elected to be taxed as subchapter S corporations under the Internal Revenue Code. Subchapter S corporations and LLCs are not taxed on their income; rather their income or loss pass directly through to their shareholders (or members in the case of LLCs). As a result, there is no provision for income taxes in these financial statements for the periods prior to December 20, 1997.

     The accompanying consolidated statements of operations include pro forma adjustments for income tax expense, which would have been recorded had the Company been subject to federal and state corporate income taxes, for all periods presented.

4.   Long-Term Investments:

     Long-term investments primarily include non-readily marketable investments in limited investment partnerships and other equity investments, including privately held companies. Long-term investments also include illiquid warrants for stock of corporations to which the Company has provided investment banking services, carried at nominal values. Long-term investments are reported at their estimated fair values.

     The principal private company investment consists of a $25 million investment in FBR Asset Investment Corporation ("FBR-Asset"), a privately held real estate investment trust formed in 1997. FBR-Asset's investments as of June 30, 1998 consist of corporate equities- 21% (79% of these are publicly traded REITs), mortgage-backed securities-59%, corporate bonds-5%, and cash and equivalents-15%.

 5.   Asset Management Revenue:

     Certain of the Company's subsidiaries, as investment advisers, receive management fees for the management of the business and affairs of limited partnerships or investment companies, based upon the amount of assets under management, as well as incentive performance fees or special allocations of net income based upon the operating results.

     Incentive performance fees and special allocations are calculated on at least an annual period, which generally coincides with the calendar year. As of December 31, 1997, and June 30, 1997 and June 30, 1998, unrecorded special allocations were $1.5 million, $3.4 million, and $4.2 million, respectively. As the ultimate amount of such fees and allocations may vary with future performance, these fees and allocations are not recorded as revenue until such time as they become due and payable.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

6.   Borrowings:

Subordinated Revolving Loans

     As of June 30, 1998, the Company had two unsecured revolving subordinated loan agreements with its clearing broker and an affiliate of its clearing broker. Available credit lines under these agreements were $15 million and $10 million. As of June 30, 1998 there were no amounts outstanding under these lines. Borrowing capacity under the credit lines expire as follows: $15 million in July 1998, and $10 million in October 1998. The Company did not renew the line that expired in July, 1998.

7.   Net Capital Computation:

     FBRC is subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 1998, FBRC had net capital of $65.4 million, which was $61.4 million in excess of its required net capital of $4.0 million. FBRC's aggregate indebtedness to net capital ratio was .92 to 1 at June 30, 1998.

8.   Commitments and Contingencies:

Leases

     The Company leases premises under long-term lease agreements requiring minimum annual rental payments with annual adjustments based upon increases in the consumer price index, plus the pass-through of certain operating and other costs above a base amount.

     Future minimum aggregate annual rentals payable under these non-cancelable leases and rentals for certain equipment leases for the years ending December 31, 1999 through 2003 and the aggregate amount thereafter, are as follows:

            Year Ending December 31,                           (in Thousands)
            1999................................................    2,546
            2000................................................    2,609
            2001................................................    2,789
            2002................................................    2,766
            2003................................................    2,696
            Thereafter..........................................      225
                                                                  -------
                                                                  $13,631
                                                                  =======

FBR Business Development Capital ("FBR-BDC")

     In May 1998, the Company organized an interim loan fund designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing that is not readily available from traditional banks or in the capital markets. In connection therewith, the Company provided FBR-BDC with a loan for its operations and commitments of $6.6 million as of June 30, 1998. Subsequent to June 30, 1998, the Company made three additional loans to FBR-BDC totaling $17.9 million, and expects to provide loans up to $15 million in the aggregate during the remainder of 1998, to be used by the fund.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

9. Distributions:

     In 1997, prior to its initial public offering, the Company declared distributions to its shareholders totaling $72,570,582. There were no dividends declared during the six months ended June 30, 1998. However, $24 million of distributions declared in 1997 were paid in the first quarter of 1998 to S corporation shareholders.


10.   Shareholders' Equity

     At June 30, 1998, the Company has three stock-based compensation and benefit plans discussed below. In July 1998, the Company's Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company's Class "A" Common Stock from time to time. In accordance with the repurchase plan, a portion of the stock acquired in the repurchase plan will be used in the three stock-based compensation and benefit plans. As of July 31, 1998, the Company had repurchased 35,000 shares of its class A common stock pursuant to this plan.

1997 Stock and Annual Incentive Plan

     Under the 1997 Stock and Annual Incentive Plan the Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock (collectively, the "Awards") to purchase up to 9.9 million shares of Class A Common Stock to participants in the 1997 Plan. As of December 31, 1997, 4,384,400 stock options were granted to employees. The options were granted at the initial public offering price of $20 per share and become exercisable as follows: 10 percent, 40 percent, and 50 percent at the end of three, four, and five years, respectively. As of June 30, 1998 no options had been exercised or had expired. As of June 30, 1998, 114,500 options had been cancelled upon the departure of employees, and 75,000 additional options have been committed to new employees.

Non-Employee Director Stock Compensation Plan

     Under the Non-Employee Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to 100,000 shares of Class A Common Stock. There were no awards made under this plan during the six months ending June 30, 1998.

Employee Stock Purchase Plan

     Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan") 1,000,000 shares of Class A Common Stock were reserved for future issuance of stock. The Purchase Plan will permit eligible employees to purchase common stock through payroll deductions at a price equal to 85 percent of the fair market value as determined by the plan. The plan will not result in compensation expense in future periods. As of June 30, 1998, the Purchase Plan had not yet been offered to employees; therefore, no stock had been purchased under the Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

NOTE: The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 1998 and 1997, and the Notes thereto included elsewhere herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, those relating to the effects of growth, the Company's principal investment activities and its current equity capital levels. The risks and uncertainties relate to, among other factors: general economic and market conditions, changes in interest rates, loan delinquency rates, stock market volume and prices, mutual fund and 401(k) and pension plan inflows or outflows, changes in the real estate investment trust ("REIT"), technology and financial services industries and other industries in which the Company is active, changes in demand for investment banking and securities brokerage services, competitive conditions within the securities industry, the Company's ability to recruit and retain key employees, changes in the securities and banking laws and regulations, trading and principal investment activities, and litigation. For a more detailed explanation of these and other risks and uncertainties, refer to "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Form 10-K for 1997, incorporated herein by reference. As a result of these risks and uncertainties, there can be no assurance that operating results for any future period will be comparable to those attained in the prior periods. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

         Friedman, Billings, Ramsey Group, Inc. ("FBR" or the "Company") is a holding company for Friedman, Billings, Ramsey Capital Markets, Inc. ("Capital Markets Group"), FBR Capital Management, Inc. ("Asset Management Group") and FBR Holdings, Inc., an investment holding company. The Capital Markets Group is a holding company, whose primary subsidiary, Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), is a U.S. investment banking firm and securities broker-dealer. The Capital Markets Group's other subsidiaries, Friedman, Billings, Ramsey International, Ltd. ("FBRIL") and FBR Investment Services, Inc. (formerly FBR Direct, Inc., "FBRIS"), are also broker-dealers in targeted markets. The Asset Management Group is a holding company whose subsidiaries are engaged in investment management and advisory services to managed accounts, hedge and offshore funds, private equity and venture capital funds, mutual funds, and holding principal investments. The Company's operations are primarily in the United States, and the Company has very limited exposure to foreign market activity.

Business Environment

     The financial markets in the U.S. have been turbulent as U.S. investors continued to focus on worldwide market conditions, especially on events in Asia and Japan, as well as heightened anxiety over the direction of interest rates and potential weakening in the domestic economy, and the securities markets have exhibited considerable volatility. The Company's business depends on the markets for the securities of companies that are affected by many of the same risks and uncertainties relating to the Company itself (discussed above) as well as by other factors that apply to particular industries. However, the Company expects that the environment will continue to be a challenging one in which to raise capital, for at least the remainder of 1998, which may adversely affect the Company's revenues.

OPERATING GROUPS

Asset Management Group

         Revenue from the Asset Management Group has increased more than 180% from the first six months of 1997 to the first six months of 1998. This revenue has been derived from an increasing variety of investment products, which the Company plans to continue to diversify over the next two years. Assets under management ("AUM") have increased 35%, from $641 million at year-end to $865 million as of June 30, 1998. Asset management revenue consists of "base management fees" (which are calculated based on the market value of clients' assets under management), and performance fees or special (incentive-based) allocations.

         Base management fees are earned on all the Company's AUM, and are determined based on a percentage of the market value of net assets, excluding FBR's and certain other investors' assets. The percentages used to determine the Company's fee vary within each product category (from 0.9% for mutual fund assets to 2.5% for venture capital funds). As of June 30, 1998, the weighted average base management fees of the Company approximate 1.2% annually on the AUM.

         In addition to the base management fees, the Company earns incentive compensation or receives special allocations on private equity and venture capital funds, hedge and offshore funds, and FBR Asset Investment Corp. ("FBR-Asset"). The Company receives 20% of the net investment gains (if any) on the hedge and offshore fund assets contributed by third parties, and is also entitled to incentive fees or special allocations on other investment products. Generally, the incentive fees and special allocations are calculated annually every December 31. However, the Company receives initial incentive fees or special allocations at the end of the quarter in which the one-year anniversary of each contribution occurs. Assets on which the Company has the potential to earn incentive compensation have increased 32%, from $470 million at year-end to $620 million as of June 30, 1998.

         The Company's investment products have historically been concentrated in the financial services industry. However, one of the Company's hedge funds and FBR-Asset, as well as one of the Company's mutual funds, are primarily invested in other sectors. In addition, in July 1998, the Company entered into a definitive agreement to purchase GrandView Advisors, Inc. ("Grandview"), an investment advisor based in Boston, Massachusetts. Grandview manages two mutual funds totaling $3 million in net assets. Both Grandview funds are sector funds specializing in the REIT sector. The Grandview funds' shareholders are currently undertaking a vote on a proposed merger into a newly created FBR mutual fund named the FBR Realty Fund. This new fund will broaden and complement FBR's current mutual fund products.

         The Company has investments in proprietary investment vehicles of $32.0 million as of June 30, 1998 compared to $21.4 million as of December 31, 1997 (excluding the Company's investment in FBR-Asset). FBR has recorded gains of $2.7 million in the first six months of 1998 on these investments, which represents a total return on investment of 10.1% for the first half of the year (20.2% on an annualized basis).

         The Company will endeavor to grow its assets under management and continue to make minority investments in new investment vehicles as appropriate during 1998. As part of that strategy, during the second quarter of 1998, the Company formed FBR Business Development Capital ("FBR-BDC"), a business development company intended to complement the Company's capabilities in mezzanine and bridge financing for growing businesses. The Company made loans to FBR-BDC totaling $24.5 million as of July 31, 1998, and currently expects to provide $15 million of additional loans in the aggregate during the remainder of 1998. A significant source of loan volume for FBR-BDC is expected to originate from PNC Bank, the Company's strategic business partner.

         The Company has begun marketing four investment products that it intends to continue to develop during the remainder of the year. These new products involve; (i) asset allocation services for high net worth individuals;
(ii) corporate  treasury advisory  services for middle-market  business clients;
(iii) a "fund of funds", to provide investors an opportunity to invest in all of the Company's hedge funds, and certain outside funds; and (iv) an arbitrage hedge fund. Although these additional products are not expected to contribute significantly to revenues in the second half of 1998, the Company believes they will produce more meaningful results in 1999.

Capital Markets Group

         During the first six months of 1998, the Capital Markets Group completed a greater number of transactions for existing investment banking clients (by volume measures) than it completed in initial public offerings for new clients. During the six months ended June 30, 1998, FBR managed or co-managed seven IPO's and twelve secondary offerings. During the first half of 1998, the Company increased the number of personnel in the investment banking group and the research department by 48 percent and 34 percent, respectively, in order to increase its focus on a number of industry sectors that management believes offer favorable opportunities for FBR to gain market share, as well as reduce exposure to cyclical declines in sectors in which the Company currently operates.

        Corporate finance activities accelerated in the second quarter of 1998, as FBR acted as sole or o-placement agent on five non-public capital raising transactions, totaling $508 million in capital. The largest of these transactions involved a competitive bidding process through which the Company was contracted as the sole placement agent for the acquisition of East-West Bank, a mid-cap financial institution based in California. In addition to private placements, corporate finance revenue growth was also attributed to an increase in M&A and advisory service fees which comprise 7.5% of total revenues for the six months ended June 30, 1998 versus 1.6% in the first six months of 1997. FBRC has acted as placement agent or co-placement agent raising $808 million in eight non-public, capital-raising transactions in the first six months of 1998 versus four such transactions in the same period in 1997. Over the last six quarters (beginning with the first quarter of 1997), private placements have generated more than $11 million of revenue per quarter (on average), ranging from none in one quarter, to as much as $22.7 million in another.

         Institutional brokerage revenues increased 42% from $17.4 million to $24.7 million, for the six months ending June 30, 1997 and 1998, respectively. FBRC conducts market-making activities in more than 400 securities. During the first six months of 1997 and 1998, in connection with these activities, FBRC experienced net trading losses on positions held in securities inventories and primarily in those securities for which FBR had acted as underwriter. FBR has an investment banking incentive compensation policy which takes into account the risk of trading and other losses related to market-making activity and other transactions conducted to support investment banking transactions. This policy provides for a deferral of a portion of the incentive compensation payable to investment banking and other personnel. Any losses or liabilities of the Company attributable to capital raising transactions may result in a reduction of accrued incentive compensation to investment banking personnel. Pursuant to this policy, the Company reduced $9.5 million of accrued investment banking and other bonus compensation during the six months ended June 30, 1998.

         The Company continues to be approached by existing clients and potential new clients concerning possible capital raising transactions. However, given the uncertainties involved in completing such transactions, the Company is unable to predict when or whether any such transactions will be successfully completed.

RESULTS OF OPERATIONS

         Revenues

         Total  revenues  are  comprised  primarily  of  underwriting   revenue,
corporate finance fees, principal sales credits, agency commissions, asset management revenue, and net gains and losses. The Company believes that revenue from underwriting and corporate finance is substantially dependent on the market for public and private offerings of equity and debt securities by the companies in the sectors within which FBR focuses its efforts. Principal sales credits are dependent on Nasdaq trading volume and spreads in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities in which the Company holds trading positions in its inventory, as well as on the decisions of management as to the level of market exposure in these securities. Accordingly, the Company's revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

         Underwriting revenue consists of underwriting discounts, selling concessions, management fees and other underwriting fees and reimbursed expenses associated with underwriting activities. The Company acts in varying capacities in its underwriting activities, which, based on the underlying economics of each transaction, determines its ultimate revenues from these activities. When the Company is engaged as lead-manager of an underwriting, the Company generally bears more risk and earns higher revenues than if engaged as a co-manager, an underwriter ("syndicate member"), or a broker included in the "selling group". In general, when FBRC acts as lead manager or co-manager, the Company may receive 20 to 80 percent of the total underwriters' discount; however if FBRC acts as a syndicate member, or has a reduced role as a co-manager, the Company may receive 3 to 20 percent of the total underwriters' discount.

         Corporate finance revenues are comprised of the Company's merger and acquisition, private placement, mutual-to-stock conversion, and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of transactions, including private placements, by the Company

         Principal sales credits consist of a portion of dealer spreads from the securities trading activities of the Company as principal in Nasdaq-listed and other over-the-counter ("OTC") securities, and is primarily derived from the Company's activities as a market-maker.

         Trading gains are combined with trading losses and the resulting amount is reported on an aggregate basis. Gains and losses result primarily from market price fluctuations that occur while holding positions in the Company's trading security inventory, while losses also reflect the internally allocated costs of sales associated with principal transactions ("principal sales credits"). The Company has established policies (including compensation policies) to reduce the risk and economic impact of trading and other losses resulting from underwriting activities.

         Agency commissions revenue includes revenue resulting from executing Nasdaq-listed and other OTC transactions as agent, and executing trades through a stock exchange.

         The Company receives asset management revenue in its capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees, performance fees, and special allocations on investment partnerships historically have been earned from vehicles that invest primarily in the securities of companies engaged in the financial services sector. Incentive fees and special allocations are likely to fluctuate with performance of securities in the sectors in which managed funds invest. A growing asset base coupled with a stable or rising equity market (including equity of financial services companies) can provide significant revenues with a high net margin for the Company. The Company's ultimate objective is to establish an asset base with sufficient revenue to cover the fixed cost of the Company's business.

RESULTS OF OPERATIONS

         Expenses

         Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, underwriting and corporate finance professionals and to executive management. Incentive compensation (other than under the 1997 Plan, below) varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During the first six months of 1997, the incentive compensation paid to the top three of the Company's Executive Officers, who also serve as Directors of the Company, was based primarily on gross revenues, from certain of the Company's business lines. In December 1997, the Company adopted the 1997 Stock and Annual Incentive Plan ("1997 Plan"), under which the Executive Officers and certain other employees are eligible to participate in a bonus pool, based on net income before taxes, rather than on gross revenues. In particular, the cash bonus payments made pursuant to the 1997 Plan will be made from a pool equal to up to 30% of FBR's annual pre-tax net income (before annual cash bonus payments under the 1997 Plan). The pool will be reduced to the extent the Company's aggregate compensation and benefits expense for the year (including annual cash bonus payments under the 1997 Plan) would exceed 55% of revenues. The Company's Board of Directors is responsible for determining the percentage of pre-tax net income remunerated under the 1997 Plan and intends to do so based on quantitative and qualitative performance criteria. FBR intends to review and evaluate all of its compensation plans on a quarterly basis.

         The following table sets forth certain financial data as a percentage of revenues:

                                                  For the quarter          For the six months
                                                   ended June 30,            ended June 30,
                                                   1997       1998           1997       1998
                                                 -------    -------        -------    -------
Revenues:
Investment banking-
   Underwriting                                   78.17%     28.45%         63.89%     51.09%
   Corporate finance                               2.04%     50.47%         14.32%     26.01%
                                                 -------    -------        -------    -------
        Total investment banking                  80.21%     78.92%         78.21%     77.10%
                                                 -------    -------        -------    -------
Institutional brokerage-
   Principal (OTC) sales credits                  15.82%     13.32%         19.30%     13.30%
   Agency commission                               4.62%      7.56%          6.81%      6.42%
                                                 -------    -------        -------    -------
        Total institutional brokerage             20.44%     20.88%         26.11%     19.72%
                                                 -------    -------        -------    -------
Gains and losses, net-
   Trading                                       (8.08%)   (13.06%)        (11.09%)   (10.70%)
   Investment                                      2.14%    (0.48%)          1.40%      2.18%
                                                 -------    -------        -------    -------
        Total gains and losses, net              (5.94%)   (13.54%)        (9.69%)    (8.52%)
                                                 -------    -------        -------    -------
Asset management                                   2.85%      3.98%          2.83%      4.35%
Interest and dividends                             2.44%      9.76%          2.54%      7.35%
                                                 -------    -------        -------    -------
Total revenues                                   100.00%    100.00%        100.00%    100.00%
                                                 -------    -------        -------    -------
Expenses:
Compensation and benefits                         66.01%     50.40%         66.80%     45.68%
Brokerage and clearance                            2.38%      2.88%          2.87%      2.39%
Occupancy and equipment                            1.80%      1.57%          1.78%      1.33%
Communications                                     1.49%      1.53%          1.49%      1.36%
Interest                                           2.67%      2.56%          2.59%      2.50%
Other (1)                                         14.97%     19.09%         15.05%     16.15%
                                                --------    -------        -------    -------
Total expenses                                    89.32%     78.03%         90.58%     69.41%
                                                --------    -------        -------    -------
Net income before taxes                           10.68%     21.97%          9.42%     30.59%
                                                ========    =======        =======    =======

1) Includes business promotion, investment banking and other expenses.

         The Company estimates its fixed costs as a percentage of historical revenue have increased to 15% for the year ended December 31, 1997 to 22% for the six months ended June 30, 1998. This increase is attributed to a 32% increase in total full-time employees, and approximately 40% increase in office facilities in the first half of 1998, which can take several months to become productively utilized.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         Total revenues increased 52% from $37.6 million in 1997 to $57.3 million in 1998 due primarily to increased investment banking revenues and interest and dividend income.

         Underwriting revenue decreased 45% from $29.4 million in 1997 to $16.3 million in 1998. This decrease was due primarily to a change in the mix of capital raising activities completed in the quarter from public to non-public. The number of completed transactions increased, from 5 in 1997 to 10 in 1998, while the average size of the capital raising transactions in the quarter decreased from $129 million per transaction in 1997 to $62 million per transaction in 1998.

         Corporate finance fees increased over 35-fold from $769 thousand in 1997 to $28.9 million in 1998. This increase was due to a shift in capital raising activities from public underwritings to private placements, as well as increased advisory, merger, and acquisition activities, which generated $769 thousand in 1997, compared to $7.3 million in 1998.

         Principal sales credit revenue increased 28% from $6.0 million in 1997 to $7.6 million 1998. This increase is a result of higher volumes of activity in the Company's Nasdaq trading overall, as well as increased trading activity derived from the Company's expansion of its equity sales and trading personnel and capabilities.

         Agency commissions increased 149% from $1.7 million in 1997 to $4.3 million in 1998. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, an increase in listed equity trading capabilities, as well as an increase in issuance of research reports covering securities listed on national exchanges.

         Trading and investment gains, net of losses contributed to a 247% larger net loss in 1998 compared to 1997. Net losses increased from $3.0 million in 1997 to $7.5 million in 1998. This increase is attributed to larger corporate securities inventories in 1998, specifically in the REIT sector. The Company's largest 10 corporate securities positions account for 26% of total assets and 66% of the Company's total corporate securities positions as of June 30, 1998. The Company's largest losses in the second quarter of 1998 are attributed to these positions and are more heavily weighted in the REIT and mortgage company sectors.

         Asset management revenue increased by 113% from $1.1 million in 1997 to $2.3 million in 1998. The increase was due primarily to an increase in assets under management, which increased from $286 million as of June 30, 1997 to $865 million as of June 30, 1998.

         Interest, dividends and other revenue increased by 510% from $917 thousand in 1997 to $5.6 million in 1998. This increase is due primarily to a five-fold increase in the Company's invested assets, net of liabilities at June 30, 1998 compared to June 30, 1997.

         Total expenses increased 33% from $33.6 million in 1997 to $44.7 million 1998 primarily due to the Company's growth in number of personnel (52% increase in full-time employees as of June 30, 1998 compared to June 30, 1997). In addition to personnel increases, the Company's spending has increased on business promotion and investment banking efforts.

         Compensation and benefits expense increased 16% from $24.8 million in 1997 to $28.9 million in 1998. The increase was due primarily to an increase in the number of the Company's personnel. Compensation and benefits expense as a percentage of total revenues decreased from 66% to 50%. This decrease was attributable to a number of factors, including the change in revenue mix towards asset management revenue and investment gains and implementation of the 1997 Plan, which includes incentive compensation for the Company's Executive Officers. The decrease in compensation as a percent of revenues was also due to a reduction of accrued bonus compensation in the first six months of 1998. This compensation adjustment is discussed more fully in the Capital Market Group section on page 16 herein. Average employee headcount was 222 in the 2nd quarter of 1997 compared to 327 in the 2nd quarter of 1998.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to three months ended June 30, 1997 (Continued)

         Brokerage and clearance expense increased 84% from $897 thousand in 1997 to $1.6 million in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, brokerage and clearance expense increased from 11.7% in 1997 to 13.8% in 1998, due to a greater increase in the volume of listed business relative to the increase in principal transaction volume. Listed trading carries higher expenses related to order execution than does principal transaction activity.

         Occupancy and equipment expense increased 32% from $679 thousand in 1997 to $899 thousand in 1998. This increase is due to additional office leases at the corporate headquarters, which began in May 1998, and office equipment rental to accommodate its growth in personnel.

         Communications expense increased 57% from $559 thousand in 1997 to $877 thousand in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998, and the enhancement of network technology.

         Interest expense increased by 46% from $1.0 million in 1997 to $1.5 million in 1998, primarily due to increased margin interest expense, which is a result of increased securities position levels.

         Other expenses increased 94% from $5.6 million in 1997 to $10.9 million in 1998. This increase was due primarily to increased investment banking activity, increased expenses associated with expanded office space, and increased business promotion expenses.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

         Total revenues increased 88% from $66.7 million in 1997 to $125.3 million in 1998 due primarily to increased investment banking revenue and institutional brokerage revenue.

         Underwriting revenue increased 50% from $42.6 million in 1997 to $64.0 million in 1998 but decreased as a percentage of revenues from 64% to 51%, respectively. This increase in revenue was due primarily to an increase in the number of the security transactions managed from 11 in 1997 to 21 in 1998, and slightly offset by a decrease in the average size of the capital raising transactions in the first half of 1998, from $137 million per transaction in 1997 to $102 million per transaction in 1998. The increase was also offset by reduced FBRC participation in some co-managed deals. The reduction as a percentage of revenues was due primarily to a shift in revenue mix from public to non-public capital raising activities, and to a lesser extent to a shift from investment banking to asset management revenues.

         Corporate finance revenue increased 241% from $9.6 million in 1997 to $32.6 million in 1998. This increase was due to a shift in capital raising activities from public underwritings to private placements, and was somewhat magnified by increased advisory, merger, and acquisition activities, which generated $1.0 million in 1997, compared to $9.4 million in 1998.

         Principal sales credits increased 30% from $12.9 million in 1997 to $16.7 million 1998. This increase is a result of higher volumes of activity in the Company's Nasdaq trading overall, as well as increased trading activity derived from the Company's expansion of its equity sales and trading personnel and capabilities.

         Agency commissions increased 77% from $4.5 million in 1997 to $8.0 million in 1998. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, an increase in listed equity trading capabilities, as well as an increase in issuance of research reports covering securities listed on national exchanges.

         Trading and investment gains, net of losses, contributed to a 65% larger loss in 1998 compared to 1997. Net losses increased from $6.5 million in 1997 to $10.7 million in 1998. This increase is attributed to larger and more concentrated corporate securities inventories in 1998, specifically in the REIT and mortgage company sectors. The Company's largest losses in 1998 are principally from holding positions in stocks in

RESULTS OF OPERATIONS

Six months ended June 30, 1998 compared to six months ended June 30, 1997 (Continued)

which the Company has acted in an underwriting capacity. Net losses were partially offset by an increase in net gains from proprietary investment products.

         Asset management revenue increased by 189% from $1.9 million in 1997 to $5.5 million in 1998. The increase was due primarily to an increase in assets under management, as well as an increase in incentive based allocations principally in the Company's largest hedge fund, which focuses its investments in the financial services industry sector.

         Interest, dividends and other revenue increased by 444% from $1.7 million in 1997 to $9.2 million in 1998. This increase is due primarily to a five-fold increase in the Company's invested assets, net of liabilities at June 30, 1998 compared to June 30, 1997.

         Total expenses increased 44% from $60.4 million in 1997 to $87.0 million 1998 primarily due to the Company's growth in number of personnel (52% increase in full-time employees as of June 30, 1998 compared to June 30, 1997). In addition to personnel increases, the Company has been increasing expenditures on business promotion and investment banking efforts.

         Compensation and benefits expense increased 29% from $44.5 million in 1997 to $57.2 million in 1998. The increase was due primarily to an increase in the number of the Company's personnel. Compensation and benefits expense as a percentage of total revenues decreased from 67% to 46%. This decrease was attributable to a number of factors, including the change in revenue mix towards asset management revenue and investment gains and implementation of the 1997 Plan, which includes incentive compensation for the Company's Executive Officers. The decrease in compensation as a percent of revenues was also due to a reduction of accrued bonus compensation in the first six months of 1998. This compensation adjustment is discussed more fully in the Capital Markets Group section on page 16 herein. Average employee headcount for the six-month period was 204 in 1997 compared to 308 in 1998.

         Brokerage and clearance expense increased 56% from $1.9 million in 1997 to $3.0 million in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, brokerage and clearance expense increased from 11.0% in 1997 to 12.1% in 1998, due to a greater increase in the volume of listed business relative to the increase in principal transaction volume. Listed trading carries higher expenses related to order execution than does principal transaction activity.

         Occupancy and equipment expense increased 40% from $1.2 million in 1997 to $1.7 million in 1998. This increase is due to additional office leases, an increase in equipment rental to accommodate its growth in personnel, and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment for expanded staff.

         Communications expense increased 71% from $995 thousand in 1997 to $1.7 million in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998, and the enhancement of network technology.

         Interest expense increased by 81% from $1.7 million in 1997 to $3.1 million in 1998, primarily due to increased margin interest expense, which is a result of increased securities position levels.

         Other expenses increased 102% from $10.0 million in 1997 to $20.3 million in 1998. This increase was due primarily to increased investment banking activity, increased expenses associated with expanded office space, and increased business promotion expenses.

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

         The Company completed its initial public offering in December 1997. Net proceeds from the offering were $185 million. After the offering, the Company made capital contributions of $73 million to FBRC, distributed $54 million to its S corporation shareholders, repaid $8.5 million on an outstanding line of credit, invested $25 million in FBR Asset, made other investments in securities of $6 million, made advances to affiliates of $7 million, and held the remaining funds in short-term money market accounts. FBRC used $40 million of its existing capital to repay its outstanding subordinated loans and retained the $73 million contributed by FBR for working capital purposes. The Company has employed approximately two-thirds of the IPO proceeds to date by making investments in affiliated investment vehicles, and supporting increased underwriting and related trading activity without drawing on external lines of credit.

         The Company's principal assets consist of cash and cash equivalents, receivables from other broker-dealers, including its clearing broker, securities held for trading purposes, and long-term investments. Long-term investments consist primarily of investments in limited partnerships in which the Company serves as the general partner and its investment in FBR- Asset. Although investments in limited partnerships are for the most part illiquid, the underlying investments of such partnerships are mostly in publicly traded, liquid debt and equity securities.

         As of June 30, 1998, the Company had liquid assets consisting primarily of cash and cash equivalents of $71.2 million. Cash equivalents consist primarily of money market mutual funds invested in debt obligations of the U.S. government. The Company also had $138.0 million in marketable securities in its trading accounts. FBRC has available borrowing capacity (borrowing against security positions) from its clearing broker of $71.6 million as of June 30, 1998. Due to the timing of an underwriting transaction on June 30, 1998, FBRC had a payable to an investment banking client for the proceeds of a transaction in the amount of $23.2 million and a corresponding receivable from its clearing broker for the same amount.

         Trading positions in two marketable securities, both corporate equities of issuers classified as REITs, accounted for $57.6 million or 48.7% of the Company's equity trading securities positions as of June 30, 1998. The largest ten marketable corporate securities owned by the Company as of June 30, 1998 totaled $90.9 million, or 66% of the Company's total marketable trading securities. While trading positions of this magnitude decrease available regulatory capital of the Company's broker-dealer subsidiary, the Company does not expect this to hinder FBRC's ability to underwrite securities offerings.

         FBRC, as a broker-dealer, is registered with the SEC and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the SEC. FBRC's regulatory net capital has historically exceeded these minimum requirements. As of June 30, 1998, FBRC was required to maintain minimum regulatory net capital of approximately $4.0 million, and had total regulatory net capital of approximately $61.4 million in excess of its requirement. Regulatory net capital requirements increase when FBRC is involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC.

       Other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements as of June 30, 1998.

       FBR has no material long-term debt. As of June 30, 1998, the Company had available a total of $25.0 million in two committed subordinated revolving loans from its clearing broker and an affiliate of its clearing broker that are allowable for net capital purposes. Certain of the Company's principal employee-shareholders personally guaranteed these facilities. The facilities have not been used during 1998, and expire in July and October of 1998. The Company is in process of renewing the loan that expired in July, and will either renew the second loan or seek alternative financing from other sources. The Company characterizes its relationship with its lenders as very good, and does not expect any impediments to obtaining credit, as needed, from available sources.

         The Company believes that its current level of equity capital and committed lines of credit, combined with funds anticipated to be generated from operations and anticipated additional lines of credit, are adequate to meet its liquidity and regulatory capital requirements associated with its broker-dealer activities. The Company may, however, seek debt financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The Company's policy is to evaluate acquisition opportunities as they arise.

       The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. In evaluating the Company's anticipated capital needs and current cash resources, the Company's Board of Directors authorized a share repurchase program of up to 2.5 million shares of the Company's class A common stock. As of July 31, 1998, the Company had repurchased 35,000 shares of stock at market prices.

Risk Management

       FBR monitors its market and counter-party risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. FBR has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. The Company seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

         In addition to the risks associated with investment banking transactions, the Company may be exposed to significant after-market risks with these companies, as FBR may hold substantial positions in the securities of these companies as underwriter or market maker. The Company often acts as principal in customer-related transactions in financial instruments that expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities and high-yield securities. These trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared and circulated to management of the Company on a daily basis. The Company seeks to manage the exposure to market risks by establishing position limits, and from time to time may limit its net long or short position by selling or buying similar instruments.

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

High Yield and Non-Investment Grade Debt Securities

       The Company underwrites, trades, invests, and makes markets in high-yield corporate debt securities. The Company also syndicates, trades and invests in loans to and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. High yield and other non-investment grade securities are carried at market value and unrealized gains and losses for these securities are reflected in the Company's Consolidated Statements of Income. The Company's portfolio of such securities at December 31, 1997 and June 30, 1998, are included in long positions and have an aggregate market value of approximately $19.8 million and $24.1 million, respectively. The Company's portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest, unhedged non-investment grade position was $5.7 million and $4.5 million at December 31, 1997 and June 30, 1998, respectively.

Warrants

         In connection with certain capital raising transactions, FBR has received and holds warrants for stock of the issuing corporation generally exercisable at the corporation's respective offering price. Due to the current restrictions on the warrants and the underlying securities, FBR carries the warrants at a nominal value in its financial statements, and will recognize any potential, future revenues and profits, if any, only when realized. FBR may use a portion of these warrants as incentive compensation for certain key employees of the Capital Markets Group. As of July 31, 1998, FBR had received warrants in client companies as set forth below:

                                                                                                  Expiration
                                                       Number of    Exercise      Closing Price     date of
                                                        Warrants      Price     on July 31, 1998   Warrants
                                                      -----------   ---------   ----------------  -----------
American Capital Strategies, Ltd...................      442,751      $15.00        $23.0000        08/29/02
Capital Automotive REIT............................    1,277,794       15.00         13.6875        02/12/03
Consolidation Capital Corporation..................    1,130,000       20.00         21.7500        11/25/01
East-West Bank.....................................      475,500       10.00        *10.0000        06/12/03
Local Financial Corporation........................      591,000       10.00         12.3750        09/08/02
Styling Technology Corporation.....................      101,500       12.00         20.0000        11/21/01
FBR Asset Investment Corporation...................      970,805       20.00        *18.3250        12/11/07
Resource Asset Investment Trust....................      141,667       15.00         18.5000        01/08/03

* Represents the market price of the underlying unregistered security in recent Rule 144a transaction trading.


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

Item 4.           Submission of Matters to a Vote of Security Holders

         Friedman, Billings, Ramsey Group, Inc. held its Annual Meeting of Shareholders on June 18, 1998 at which shareholders took the following actions:

1. The election of five directors nominated to serve until the next Annual Meeting,

2. The approval of an amendment to the 1997 Stock and Annual Incentive Plan increasing the number of Class A Common Stock available for grant under the Plan by 5 million shares, bringing the total number of such shares available for grant to 9,900,000, and

3. The ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1998.

The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 118,852,487 votes were received for this item.

                             For             Against         Abstain

Emanuel J. Friedman        118,714,357       138,130           -0-
Eric F. Billings           118,714,357       138,130           -0-
W.Russell Ramsey           118,714,357       138,130           -0-
Wallace L. Timmeny         118,714,357       138,130           -0-
Mark R. Warner             118,714,357       138,130           -0-

2. Approval of Amendment to 1997 Stock and Annual Incentive Plan A total of 115,318,597 votes were received for this item.

                             For             Against         Abstain

                           113,003,083     2,228,714          86,800

3. Ratification of the Appointment of Arthur Andersen LLP. A total of 118,852,487 votes were received for this item.

                             For             Against         Abstain

                           118,810,862        12,970          28,655


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

                     Friedman, Billings, Ramsey Group, Inc.

   08/13/98                          By:    /s/ Eric Y. Generous
  ----------                             ---------------------------------------
     Date                              Eric Y. Generous, Chief Financial Officer
                                      (Principal Financial Officer),

   08/13/98                          By:    /s/ Kurt R. Harrington
  ----------                             ---------------------------------------
     Date                              Kurt R. Harrington, Treasurer (Principal
                                       Accounting Officer)


                                  EXHIBIT INDEX

EXHIBIT 27.01         Financial Data Schedule.