Form 10-Q/A
period 1998-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1998-08-14
CIK 1048750

FORM 10-Q/A
                                 AMENDMENT NO. 1

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

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the "Amendment") of Friedman, Billings, Ramsey Group, Inc. (the "Company") is being filed for the sole purpose of correcting Part I, Item 1 - "Financial Statements of Operations-Six Months Ended June 30, 1998" in which amounts in the 1997 and 1998 columns (specifically, "gains and losses, net -trading"), had been erroneously transposed during Edgar formatting, as well as correcting rounding errors.


                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    FORM 10-Q/A

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                   Page Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
           December 31, 1997 and June 30, 1998                         3

         Consolidated Statements of Operations-
           Three Months Ended June 30, 1997 and 1998                   5
           Six Months Ended June 30, 1997 and 1998                     6

         Consolidated Statement of Cash Flows-
           Six Months Ended June 30, 1997 and 1998                     7

         Notes to Consolidated Financial Statements                    8


SIGNATURES                                                             14

EXHIBIT INDEX                                                          14

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



                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                                                                         (Audited)      (Unaudited)
                                                                                        December 31,      June 30,
                                                                                           1997             1998
                                                                                      --------------    -----------
Liabilities and Shareholders' Equity

Liabilities:
     Trading account securities sold but not yet purchased, at market value:
        Corporate equities........................................................    $      10,726     $    13,656
        Corporate and U.S. government bonds.......................................            5,947           5,508

     Due to issuer- underwriting.................................................                --          23,183
     Accounts payable and accrued expenses.......................................            30,423          23,621
     Accrued compensation and benefits...........................................            19,023          30,222
     Dividends payable...........................................................            24,000              --
     Income taxes payable........................................................                --           4,509
     Short-term subordinated revolving loan......................................            40,000              --
     Long-term secured loans.....................................................             2,416           2,169
     Other   ....................................................................
                                                                                                146             917
                                                                                      -------------     -----------
          Total liabilities......................................................           132,681         103,785
                                                                                      -------------     -----------

Commitments and contingencies (Note 8)...........................................                --              --

Shareholders' equity:
        Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none
        issued and outstanding...................................................                --              --
     Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,.......
    13,451,421 issued and outstanding............................................               135             135
     Class B Common Stock $0.01 par value, 100,000,000 shares authorized,........
    36,577,579 shares issued and outstanding.....................................               366             366
     Additional paid-in capital..................................................           208,843         208,843
     Retained earnings...........................................................            17,302          40,315
                                                                                      -------------     -----------
          Total shareholders' equity.............................................           226,646         249,659
                                                                                      -------------     -----------
          Total liabilities and shareholders' equity.............................     $     359,327     $   353,444
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


                                   FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in thousands, except per share data)
                                                (Unaudited)

                                                                          For the Three Months
                                                                             Ending June 30,

                                                                          1997              1998
                                                                        ---------         --------
Revenues:
   Investment banking-
     Underwriting................................................       $  29,424         $ 16,314
     Corporate finance...........................................             769           28,935
   Institutional brokerage-
     Principal sales credits.....................................           5,954            7,639
     Agency commissions..........................................           1,740            4,335
   Gains and losses, net-
     Trading                                                               (3,040)          (7,490)
     Investment..................................................             805             (274)
   Asset management..............................................           1,072            2,283
   Interest, dividends, and other................................             917            5,592
                                                                        ---------         --------
          Total revenues.........................................          37,641           57,334
                                                                        ---------         --------
Expenses:
     Compensation and benefits...................................          24,848           28,898
     Business development and sales support......................           2,823            5,260
     Professional services.......................................           1,546            2,984
     Clearing and brokerage fees.................................             897            1,649
     Occupancy and equipment.....................................             679              899
     Communications..............................................             559              877
     Interest expense............................................           1,006            1,468
     Other operating expenses....................................           1,263            2,705
                                                                        ---------         --------
          Total expenses.........................................          33,621           44,740
                                                                        ---------         --------
     Net income before taxes ....................................           4,020           12,594

     Income tax provision........................................              --            5,161
                                                                        ---------         --------
     Net income..................................................       $   4,020         $  7,433
                                                                        =========         ========

     Basic and diluted net income per share......................       $    0.10         $   0.15
                                                                        =========         ========
     Weighted average shares outstanding.........................          40,029           50,029
                                                                        =========         ========

Pro forma statements of operations data (Note 3):
     Net income before tax.......................................       $   4,020
     Pro forma income tax provision..............................           1,608
                                                                        ---------
     Pro forma net income........................................       $   2,412
                                                                        =========
     Pro forma basic and diluted net income per share............       $    0.06
                                                                        =========
     Weighted average shares outstanding.........................          40,029
                                                                        =========



 The accompanying notes are an integral part of these consolidated statements.


                                   FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Amounts in thousands, except per share data)
                                                (Unaudited)
                                                                             For the Six Months
                                                                              Ending June 30,

                                                                            1997              1998
                                                                         --------          --------
Revenues:
   Investment banking-
     Underwriting................................................        $ 42,603          $ 64,024
     Corporate finance...........................................           9,552            32,596
   Institutional brokerage-
     Principal sales credits.....................................          12,867            16,673
     Agency commissions..........................................           4,543             8,043
   Gains and losses, net-
     Trading ....................................................          (7,393)          (13,411)
     Investment..................................................             935             2,730
   Asset management..............................................           1,885             5,452
   Interest, dividends and other.................................           1,693             9,211
                                                                         --------          --------
          Total revenues.........................................          66,685           125,318
                                                                         --------          --------
Expenses:
     Compensation and benefits...................................          44,543            57,241
     Business development and sales support......................           4,923             9,534
     Professional services.......................................           2,831             5,516
     Clearing and brokerage fees.................................           1,914             2,992
     Occupancy and equipment.....................................           1,187             1,663
     Communications..............................................             995             1,703
     Interest expense............................................           1,730             3,127
     Other operating expenses....................................           2,280             5,212
                                                                         --------          --------
          Total expenses.........................................          60,403            86,988
                                                                         --------          --------
     Net income before taxes ....................................           6,282            38,330

     Income tax provision........................................              --            15,318
                                                                         --------          --------
     Net income..................................................        $  6,282          $ 23,012
                                                                         ========          ========
     Basic and diluted net income per share......................        $   0.16          $   0.46
                                                                         ========          ========
     Weighted average shares outstanding.........................          40,029            50,029
                                                                         ========          ========

Pro forma statements of operations data (Note 3):
     Net income before tax.......................................        $  6,282
     Pro forma income tax provision..............................           2,513
                                                                         --------
     Pro forma net income........................................        $  3,769
                                                                         ========
     Pro forma basic and diluted net income per share............        $   0.09
                                                                         ========
     Weighted average shares outstanding.........................          40,029
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


   08/14/98                          By:    /s/ Kurt R. Harrington
  ----------                             ---------------------------------------
     Date                              Kurt R. Harrington, Treasurer (Principal
                                       Accounting Officer)


                                  EXHIBIT INDEX

EXHIBIT 27.01         Financial Data Schedule.