Form 10-Q
period 1998-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1998-11-16
CIK 1048750

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Title                                          Outstanding

Class A Common Stock                           12,417,029 as of October 31, 1998
Class B Common Stock                           36,577,579 as of October 31, 1998

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                               Page Number(s)
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

         Consolidated Balance Sheets-
           December 31, 1997 and September 30, 1998                 3-4

         Consolidated Statements of Operations-
           Three Months Ended September 30, 1997 and 1998            5
           Nine months Ended September 30, 1997 and 1998             6

         Consolidated Statements of Cash Flows-
           Nine months Ended September 30, 1997 and 1998             7

         Notes to Consolidated Financial Statements                 8-15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS                       16-26

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK                   26

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         26-27

ITEM 6.  EXHIBITS AND REPORTS ON 8-K                                27

SIGNATURES                                                          28

EXHIBIT INDEX                                                       28

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                    (AUDITED)        (UNAUDITED)
                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                       1997             1998
                                                                                   ------------     -------------
ASSETS
    Cash and cash equivalents....................................................    $205,709         $ 58,714
    Short-term investments, at market value......................................       1,982               --
    Receivables:
      Investment banking.........................................................       7,232            4,568
      Asset management fees......................................................       4,426            5,005
      Income taxes...............................................................          --            8,795
      Affiliates.................................................................         479            6,398
      Other......................................................................       1,986              329
    Due from clearing organization...............................................      15,650            8,273
    Marketable trading securities, at market value:
      Corporate equities.........................................................      60,299           16,332
      Corporate bonds............................................................      18,485            6,483
    Deferred tax asset...........................................................       2,402            2,402
    Long-term investments, at fair value.........................................      36,352           94,639
    Furniture, equipment and leasehold improvements, net of accumulated
      depreciation and amortization of $2,198, and $3,048, respectively..........       3,471            6,832
    Prepaid expenses and other assets............................................         854            3,089
                                                                                     --------         --------
          Total assets...........................................................    $359,327         $221,859
                                                                                     ========         ========



 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                            (AUDITED)        (UNAUDITED)
                                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                                               1997             1998
                                                                                          -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Trading account securities sold but not yet purchased, at market value:
       Corporate equities.............................................................       $ 10,726        $  2,381
       Corporate and U.S. government bonds............................................          5,947           1,037
    Accounts payable and accrued expenses.............................................         30,423          11,530
    Accrued compensation and benefits.................................................         19,023          11,047
    Dividends payable.................................................................         24,000              --
    Short-term subordinated revolving loan............................................         40,000              --
    Long-term secured loans...........................................................          2,416           2,037
    Other.............................................................................            146             394
                                                                                             --------        --------
          Total liabilities...........................................................        132,681          28,426
                                                                                             --------        --------
Commitments and contingencies (Note 9)                                                             --              --

Shareholders' equity:
    Preferred Stock, $.01 par value, 15,000,000 shares authorized, none
       issued and outstanding.........................................................             --              --
    Class A Common Stock, $.01 par value, 150,000,000 shares authorized,
       13,451,421 issued..............................................................            134             134
    Class B Common Stock, $.01 par value, 100,000,000 shares authorized,
       36,577,579 issued and outstanding..............................................            366             366
    Additional paid-in capital........................................................        208,843         208,843
    Treasury stock, at cost, 533,092 shares as of September 30, 1998..................             --          (5,925)
    Accumulated other comprehensive income (loss).....................................             --         (14,888)
    Retained earnings.................................................................         17,303           4,903
                                                                                             --------        --------
          Total shareholders' equity..................................................        226,646         193,433
                                                                                             --------        --------
          Total liabilities and shareholders' equity..................................       $359,327        $221,859
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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                          FOR THE THREE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                      ---------------------------
                                                                          1997           1998
                                                                      ------------   ------------
Revenues:
  Investment banking-
    Underwriting................................................         $24,489        $  4,040
    Corporate finance...........................................          29,065           4,417
  Institutional brokerage-
    Principal sales credits.....................................           7,593           7,619
    Agency commissions..........................................           3,355           3,862
  Gains and losses, net-
    Trading.....................................................          (1,073)        (39,542)
    Investment..................................................           2,139          (7,480)
  Asset management..............................................           1,297           2,119
  Interest, dividends, and other................................           1,368           3,456
                                                                         -------        --------
     Total revenues.............................................          68,233         (21,509)
                                                                         -------        --------
Expenses:
  Compensation and benefits.....................................          40,595          10,870
  Business development and sales support........................           3,095           6,212
  Professional services.........................................           2,546           4,026
  Clearing and brokerage fees...................................           1,224           1,603
  Occupancy and equipment.......................................             747           1,284
  Communications................................................             540             834
  Interest expense..............................................             571           1,553
  Other operating expenses......................................           1,367           2,838
                                                                         -------        --------
     Total expenses.............................................          50,685          29,220
                                                                         -------        --------
  Net income (loss) before taxes................................          17,548         (50,729)
  Income tax provision (benefit)................................              --         (15,317)
                                                                         -------        --------
  Net income (loss).............................................         $17,548        $(35,412)
                                                                         =======        ========
  Basic and diluted net income (loss) per share.................         $   .44        $  (.71)
                                                                         =======        ========
  Weighted average shares outstanding...........................          40,029          49,780
                                                                         =======        ========
Pro forma statement of operations data (Note 4):
  Net income before tax.........................................         $17,548
  Pro forma income tax provision................................           7,019
                                                                         -------
  Pro forma net income..........................................         $10,529
                                                                         =======
  Pro forma basic and diluted net income per share..............         $   .26
                                                                         =======


 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                           1997         1998
                                                                       ------------ ------------
Revenues:
  Investment banking-
    Underwriting................................................         $ 67,091      $ 68,063
    Corporate finance...........................................           38,618        37,693
  Institutional brokerage-
    Principal sales credits.....................................           20,460        24,292
    Agency commissions..........................................            7,898        11,906
  Gains and losses, net-
    Trading.....................................................           (8,466)      (53,779)
    Investment..................................................            3,074        (4,718)
  Asset management..............................................            3,182         7,594
  Interest, dividends and other.................................            3,061        12,758
                                                                         --------      --------
     Total revenues.............................................          134,918       103,809
                                                                         --------      --------
Expenses:
  Compensation and benefits.....................................           85,138        68,112
  Business development and sales support........................            8,018        15,762
  Professional services.........................................            5,377         9,541
  Clearing and brokerage fees...................................            3,138         4,596
  Occupancy and equipment.......................................            1,934         2,947
  Communications................................................            1,536         2,537
  Interest expense..............................................            2,301         4,680
  Other operating expenses......................................            3,646         8,034
                                                                         --------      --------
     Total expenses.............................................          111,088       116,209
                                                                         --------      --------
  Net income (loss) before taxes................................           23,830       (12,400)
  Income tax provision..........................................               --            --
                                                                         --------      --------
  Net income (loss).............................................         $ 23,830      $(12,400)
                                                                         ========      ========
  Basic and diluted net income (loss) per share.................         $    .60      $   (.25)
                                                                         ========      ========
  Weighted average shares outstanding...........................           40,029        49,945
                                                                         ========      ========
Pro forma statement of operations data (Note 4):
  Net income before tax.........................................         $ 23,830
  Pro forma income tax provision................................            9,532
                                                                         --------
  Pro forma net income..........................................         $ 14,298
                                                                         ========
  Pro forma basic and diluted net income per share..............         $    .36
                                                                         ========

 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                FOR THE NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                            -------------------------
                                                                                               1997           1998
                                                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................................................................    $ 23,830      $ (12,400)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities--
   Income (loss) and incentive income on long-term investments...........................      (4,256)         2,570
   Depreciation and amortization.........................................................         684            971
   Changes in operating assets:
     Receivables--
       Due from clearing organization....................................................     (12,247)         7,377
       Investment banking................................................................       1,131          2,664
       Asset management fees.............................................................        (318)        (1,272)
       Income taxes......................................................................          --         (8,795)
       Affiliates........................................................................          --         (5,919)
       Other.............................................................................         (60)         1,657
     Marketable trading securities.......................................................      29,294         20,151
     Prepaid expenses and other assets...................................................         244         (1,532)
   Changes in operating liabilities:
     Trading account securities sold but not yet purchased...............................     (28,570)       (13,255)
     Net repayments on short-term subordinated loans.....................................     (15,000)       (40,000)
     Proceeds from short-term line of credit.............................................       7,500             --
     Accounts payable and accrued expenses...............................................       1,832        (19,842)
     Accrued compensation and benefits...................................................      19,220         (7,976)
     Other...............................................................................         (19)           248
                                                                                             --------      ---------
       Net cash provided by (used in) operating activities...............................      23,265        (75,353)
                                                                                             --------      ---------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
 Purchases of fixed assets...............................................................      (1,044)        (4,332)
 Long-term investments...................................................................        (212)       (39,234)
 Sales of short-term investments.........................................................        (105)         1,982
                                                                                             --------      ---------
       Net cash used in investing activities.............................................      (1,361)       (41,584)
                                                                                             --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term secured loans...................................................        (246)          (379)
 Purchases of treasury stock.............................................................          --         (5,679)
 Proceeds from issuance of common stock, including
  repayments of stock subscriptions receivable...........................................       3,624             __
 Capital contributions...................................................................         176             --
 Dividends...............................................................................     (18,570)       (24,000)
                                                                                             --------      ---------
       Net cash used in financing activities.............................................     (15,016)       (30,058)
                                                                                             --------      ---------
Net increase (decrease) in cash and cash equivalents.....................................       6,888       (146,995)
Cash and cash equivalents, beginning of period...........................................      20,681        205,709
                                                                                             --------      ---------
Cash and cash equivalents, end of period.................................................    $ 27,569      $  58,714
                                                                                             ========      =========


Non-cash transactions: The Company accrued $246,125 for the purchase of treasury stock that settled subsequent to September 30, 1998. The Company also accrued $702,700 for lease buy-out costs that were capitalized and are amortized over the life of a lease.

 The accompanying notes are an integral part of these consolidated statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF OPERATIONS:

Organization


    Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is the sole parent holding company for two subsidiary holding companies, Friedman, Billings, Ramsey Capital Markets, Inc. ("FBRCM") and FBR Capital Management, Inc. ("FBRAM"). The principal subsidiary of FBRCM is Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), a registered broker-dealer. The principal subsidiary of FBRAM is Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"), a registered investment advisor. All of the subsidiaries of FBRCM and FBRAM are hereafter collectively referred to as the "Operating Entities".

    FBRC is a member of the National Association of Securities Dealers, Inc. FBRC acts as an introducing broker executing securities transactions primarily for institutional customers and forwards all such transactions to clearing brokers on a fully disclosed basis. FBRC does not hold funds or securities for, or owe funds or securities to, customers.

    FBRC receives underwriting revenues from underwriting public offerings of debt and equity securities. These revenues are comprised of selling concessions, management fees and underwriting fees. FBRC also receives corporate finance fees from private placement offerings and from providing merger and acquisition, financial restructuring, and other advisory services. FBRC concentrates its underwriting and corporate finance activities primarily on bank, thrift and specialty finance institutions, technology companies and real estate investment trusts ("REITS").

    FBRIM acts as general partner of private investment limited partnerships and also manages investment accounts and FBR Asset Investment Corporation ("FBR-Asset"), a REIT.

Nature of Operations

    The Company is primarily engaged in a single line of business as a securities firm, which comprises several types of services, such as underwriting, principal and agency securities trading transactions, asset management and long-term investing, primarily in the United States. The operations related to the Company's foreign entities are not material to these consolidated financial statements.

    The securities industry generally, and specifically in volatile or illiquid markets, is subject to numerous risks, including the risk of losses associated with the underwriting, ownership, and trading of securities and the risks of reduced revenues in periods of reduced demand for security offerings and activity in secondary trading markets. Changing or negative economic trends, such as inflation, deflation or interest rate volatility, political trends, such as regulatory and legislative changes, and overall or specific market trends can influence the liquidity and value of the Company's investments, and impact the level of security offerings underwritten by the Company, all of which could adversely affect the Company's revenues and profitability.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND NATURE OF OPERATIONS, CONTINUED:

Nature of Operations, continued

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

Concentrations of Risk

   Historically, the Company's revenues have been derived primarily from investment banking transactions in the financial services and real estate industries and the industry consolidation sector. As a result of the Company's dependence on these industries and the consolidation sector, downturns in the market for securities in these areas have adversely impacted and could continue to adversely impact the Company's results of operations and financial condition.

   A substantial portion of the Company's revenues in a year may be derived from a small number of underwriting transactions or may be concentrated in a particular industry. Revenues derived from two unrelated investment banking transactions accounted for 25% of the Company's revenues for the nine months ended September 30, 1997. Two unrelated investment banking transactions accounted for 39% of the Company's revenues for the nine months ended September 30, 1998.

   FBR-Asset accounted for $24.7 million or 26% of the Company's long-term investment securities as of September 30, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

    The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Annual Report") have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the 1997 Annual Report. The consolidated balance sheet as of December 31, 1997 was derived from the audited financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Securities and Other Investments

    Securities owned by the Company's broker-dealer subsidiaries are valued at market and resulting unrealized gains and losses are reflected in earnings. Other marketable securities held in non-broker dealer entities are classified as available-for-sale, in accordance with Financial Accounting Standard ("SFAS") No. 115, and are valued at market with resulting unrealized gains and losses reflected in other comprehensive income (loss). However, other than temporary declines in the value of available-for-sale securities would be recorded in earnings. Investments in private investment partnerships and FBR-Asset are accounted for under the equity method and the Company's proportionate share of income or loss is reflected in earnings.

Other Comprehensive Income (Loss)

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for financial statements issued after December 15, 1997. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income (loss) or total
shareholders' equity.   For all reporting periods prior to June 30, 1998, the
Company did not have any components of comprehensive income (loss) other than net income (loss). For the quarter ended September 30, 1998, the Company's comprehensive income (loss), net of tax, totaled $50.3 million and included net loss of $35.4 million and net unrealized loss on available-for-sale securities of $14.9 million. For the nine months ended September 30, 1998, the Company's comprehensive income (loss), net of tax, totaled $27.3 million and included net loss of $12.4 million and net unrealized loss on available-for-sale securities of $14.9 million.

    Accumulated other comprehensive income (loss) presented on the accompanying consolidated balance sheet consists of the accumulated net unrealized loss on available-for-sale investments.

Net Income Per Share

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted income per share. Basic income per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income per share includes the impact of potentially dilutive options, warrants, or convertible debt and convertible preferred equity securities. Options to purchase 4,231,650 shares of common stock were outstanding as of September 30, 1998, but were not included in calculating diluted net income per share as their effect would have been anti-dilutive. Therefore, there is no difference between the amounts of basic and diluted net income per share in these statements.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

Compensation

    A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations are also based on aftermarket security performance and other factors, amounts originally accrued may not ultimately be paid. Pursuant to this policy, the Company reduced $9.5 million of current and prior year bonus accruals in the six-month period ended June 30, 1998. All of the Company's compensation plans are reviewed and evaluated on a quarterly basis.

3.  RECEIVABLES FROM AFFILIATES:

    During the nine months ended September 30, 1998, the Company made periodic advances totaling $6 million to certain executive officers of the Company against the 1997 Stock and Annual Incentive Plan ("the 1997 Plan"). Compensation, under the 1997 Plan, is based on the Company's annual pre-tax net income. For the nine months ended September 30, 1998, the Company experienced a net loss, therefore, the advances were converted to loans and are classified as receivables from affiliates as of September 30, 1998. The loans earn interest at a 5.41% annual rate and are due on December 31, 1999.

4.  INCOME TAXES:

    Through December 20, 1997, the Company and its U.S. Operating Entities, with the exception of its subsidiaries which are limited liability corporations ("LLCs"), had elected to be taxed as subchapter S corporations under the Internal Revenue Code. Subchapter S corporations and LLCs are not taxed on their income; rather their income or loss passes directly through to their shareholders (or members in the case of LLCs). As a result, there is no provision for income taxes in these financial statements for the periods prior to December 20, 1997.

    The accompanying consolidated statements of operations for the quarter ended and nine months ended September 30, 1997 include pro forma adjustments for income tax expense, which would have been recorded had the Company been subject to federal and state corporate income taxes, for all periods presented.

    The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

4.  INCOME TAXES, CONTINUED:

    As of September 30, 1998, the Company had a deferred tax asset of $5.4 million primarily related to unrealized depreciation on investment securities accounted for under SFAS No. 115. The Company recorded a valuation allowance for 100% of this asset with the corresponding charge recorded directly to other comprehensive income (loss). As of September 30, 1998, the Company had net operating loss ("NOL") carry-forwards of $15.7 million which expire through 2013. The deferred tax asset related to the NOL carry-forwards was $6.3 million. The Company recorded a valuation allowance of $3.9 million for the 1998 increase in the NOL.

5.  LONG-TERM INVESTMENTS:

    As of December 31, 1997 and September 30, 1998, long-term investments consisted of the following (in thousands):

                                       December 31, 1997  September 30, 1998
                                       -----------------  ------------------
   FBR-Asset                                $15,051            $24,675
   FBR Business Development investments          --             24,500
   Private investment partnerships           21,301             24,352
   Available-for-sale securities                 --             19,112
   Other debt                                                    2,000
                                            -------            -------
                                            $36,352            $94,639
                                            =======            =======


    FBR-Asset is a privately held REIT formed in 1997. As of September 30, 1998, FBR-Asset's investments consisted primarily of mortgage-backed securities and corporate equities. FBR-Asset classifies its investments as available-for-sale in accordance with SFAS No. 115. Accordingly, unrealized gains and losses related to these securities are reflected as other comprehensive income (loss) in FBR-Asset's equity. The Company accounts for its investment in FBR-Asset under the equity method. As a result, for the nine month period ended September 30, 1998, the Company recorded $1 million in net investment gains in the statement of operations for its proportionate share of FBR-Asset's net income. The Company also recorded, in other comprehensive income (loss), $1.3 million of net unrealized loss on investments which represented its proportionate share of the net unrealized loss related to FBR-Asset's available-for-sale securities, as of September 30, 1998.

    FBR Business Development Capital ("FBR-BDC"), a wholly-owned subsidiary of the Company, was organized in May 1998 as an interim loan fund designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. In connection therewith, the Company loaned $24.5 million to three unrelated businesses at an annual interest rate of 12%. The loans mature as follows: $7 million in July 2001, $7.5 million in June 2003 and $10 million in December 2005. Within the next six to twelve months, the Company intends to raise additional capital for FBR-BDC through a private or public offering. Following the offering, the Company would manage the assets of FBR-BDC and would earn a corresponding management fee.

                      FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

5.  LONG-TERM INVESTMENTS, CONTINUED:

    During prior periods, the Company accumulated over $35 million of long-term investment positions in its broker-dealer trading accounts. The amount of shares held substantially exceeded the four-week trading volume and the sale of certain of these securities is restricted. In addition, under SEC Rule 15c3-1, FBRC is subject to large market blockage and haircut charges when calculating regulatory net capital. These charges, related to the aforementioned securities, reduced FBRC's regulatory net capital by up to $31 million. Consequently, the Company transferred $35.8 million of investment securities, at fair value, from its broker-dealer trading accounts to a long-term investment account of an FBRAM subsidiary. In accordance with SFAS No. 115, these securities are classified as available-for-sale and are valued at market with resulting unrealized gains and losses reflected as other comprehensive income
(loss). Following the transfer, $3.1 million of the securities were sold resulting in a realized investment loss of $.8 million reflected in the Company's earnings. As of September 30, 1998, the unrealized loss related to these securities was $13.6 million.

6.  ASSET MANAGEMENT REVENUE:

    Certain of the Company's subsidiaries, as investment advisers, receive management fees for the management of the business and affairs of limited partnerships or investment companies, based upon the amount of assets under management, as well as incentive income based upon the operating results.

    Incentive income is calculated on at least an annual period, which generally coincides with the calendar year. As of December 31, 1997, September 30, 1997 and September 30, 1998, unrecorded incentive income was $1.5 million, $12.9 million, and $.6 million, respectively. As the ultimate amount of such income may vary with future performance, this income is not recorded as revenue until such time as it becomes due and payable.

7.  BORROWINGS:

Subordinated Revolving Loans

    As of September 30, 1998, the Company had two unsecured revolving subordinated loan agreements with its clearing broker and an affiliate of its clearing broker. Available credit lines under these agreements were $25 million and $10 million, respectively. As of September 30, 1998, there were no amounts outstanding under these lines. Borrowing capacity under the $25 million credit line expires in August 1999. Borrowing capacity under the $10 million credit line expired in October 1998. The Company is in the process of renewing the loan that expired.

8.  NET CAPITAL COMPUTATION:

    FBRC is subject to the Net Capital Rule, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 1998, FBRC had net capital of $41.4 million, which was $40.0 million in excess of its required net capital of $1.4 million. FBRC's aggregate indebtedness to net capital ratio was .50 to 1 at September 30, 1998.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

9.  COMMITMENTS AND CONTINGENCIES:

Leases

    The Company leases premises under long-term lease agreements requiring minimum annual rental payments with annual adjustments based upon increases in the consumer price index, plus the pass-through of certain operating and other costs above a base amount.

    Future minimum aggregate annual rentals payable under these non-cancelable leases and rentals for certain equipment leases for the years ended December 31, 1999 through 2003 and the aggregate amount thereafter, are as follows:

YEAR ENDED DECEMBER 31,                                      (IN THOUSANDS)
-----------------------                                      --------------
   1999....................................................     $ 2,546
   2000....................................................       2,609
   2001....................................................       2,789
   2002....................................................       2,766
   2003....................................................       2,696
   Thereafter..............................................         225
                                                                -------
                                                                $13,631
                                                                =======

10. DIVIDENDS:

    In 1997, prior to its initial public offering, the Company declared distributions to its shareholders totaling $73 million. There were no dividends declared during the nine months ended September 30, 1998. However, $24 million of distributions declared in 1997 were paid in the first quarter of 1998 to S corporation shareholders.

11. SHAREHOLDERS' EQUITY:

    At September 30, 1998, the Company has three stock-based compensation and benefit plans discussed below. In July 1998, the Company's Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company's Class A common stock from time to time. In accordance with the repurchase plan, a portion of the stock acquired in the repurchase plan will be used in the three stock-based compensation and benefit plans. As of September 30, 1998, the Company had repurchased 533,092 shares of its Class A common stock pursuant to this plan.

1997 Stock and Annual Incentive Plan

    Under the 1997 Plan, the Company may grant options, stock appreciation rights, "performance" awards and restricted and unrestricted stock to purchase up to 9.9 million shares of Class A common stock to participants in the 1997 Plan. In addition, executive officers and certain other employees are eligible to participate in a bonus pool, based on net income before taxes. For the nine months ended September 30, 1998, the Company recorded no compensation expense related to the bonus pool because the Company experienced a net loss for this period. As of December 31, 1997, 4,383,400 stock options were granted to employees in accordance with the 1997 Plan. The options were granted at the initial public offering price of $20 per share and become exercisable as follows: 10%, 40%, and 50% at the end of three, four, and five years, respectively. As of September 30, 1998, no options were exercised or expired. As of September 30, 1998, 207,000 options were cancelled upon the departure of employees and 55,250 additional options were granted to new employees at fair market value on the date of the grant.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

11. SHAREHOLDERS' EQUITY, CONTINUED:

Non-Employee Director Stock Compensation Plan

    Under the Non-Employee Director Stock Compensation Plan, the Company may grant options or stock (in lieu of annual director fees) up to 100,000 shares of Class A common stock to all non-employee directors as a group. There were no awards made under this plan during the nine months ended September 30, 1998.

Employee Stock Purchase Plan

    On September 1, 1998, the 1997 Employee Stock Purchase Plan (the "Purchase Plan") became operational. Under this Purchase Plan, 1,000,000 shares of Class A common stock are reserved for future issuance of stock. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value as determined by the Purchase Plan. The Purchase Plan does not result in compensation expense. As of September 30, 1998, payroll deductions for stock to be purchased on December 31, 1998 totaled $141,566.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

NOTE: The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 1998 and 1997, and the Notes thereto included elsewhere herein, and the Company's 1997 Form 10-K. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, those relating to the effects of growth, the Company's principal investment activities and its current equity capital levels. The risks and uncertainties relate to, among other factors: general economic and market conditions, changes in interest rates, availability of long and short-term credit, loan delinquency rates, stock market volume and prices, mutual fund and 401(k) and pension plan inflows or outflows, changes in the REIT, technology and financial services industries and other industries in which the Company is active, changes in demand for investment banking and securities brokerage services, competitive conditions within the securities industry, the Company's ability to recruit and retain key employees, changes in the securities and banking laws and regulations, trading and principal investment activities, and litigation. For a more detailed explanation of these and other risks and uncertainties, refer to "Factors Affecting the Company's Business, Operating Results and Financial Condition" in the Company's Form 10-K for 1997, incorporated herein by reference. As a result of these risks and uncertainties, there can be no assurance that operating results for any future period will be comparable to those attained in the prior periods. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

OVERVIEW

   Friedman, Billings, Ramsey Group, Inc. ("the Company") is a holding company for Friedman, Billings, Ramsey Capital Markets, Inc. ("Capital Markets Group") and FBR Capital Management, Inc. ("Asset Management Group"). The Capital Markets Group is a holding company, whose primary subsidiary, Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), is a U.S. investment banking firm and securities broker-dealer. The Capital Markets Group's other subsidiaries, Friedman, Billings, Ramsey International, Ltd. ("FBRIL") and FBR Investment Services, Inc. (formerly FBR Direct, Inc., "FBRIS"), are also broker-dealers in targeted markets. The Asset Management Group is a holding company whose subsidiaries are engaged in investment management and advisory services to managed accounts, hedge and offshore funds, private equity and venture capital funds, mutual funds, and holding principal investments. The Company's operations are primarily in the United States, and the Company has very limited direct exposure to foreign market activity.

BUSINESS ENVIRONMENT

   During the third quarter of 1998, the financial markets in the U.S. have continued to experience considerable volatility due to, among other things, investors concerns about world-wide market conditions and the potential weakening of the domestic economy. As a result of this volatility and investor concerns, capital raising activities have slowed considerably in the second half of 1998. The Company's business is linked to the activity in the capital markets, particularly capital raising, and to the markets for securities of companies that are affected by many of the same risks and uncertainties relating to the Company itself (discussed above) as well as by other factors that apply to particular industries. This environment has adversely affected the Company's revenues for the third quarter of 1998 both because of a slow down in capital raising activity and trading losses incurred by the Company. The Company expects that this environment will continue to be a challenging one in which to raise capital during the fourth quarter of 1998 and may continue to cause trading losses and otherwise adversely affect the Company's revenue for the remainder of 1998 and at least part of 1999.

OPERATING GROUPS

Asset Management Group

    Revenue from the Asset Management Group has increased 139% from the first nine months of 1997 to the first nine months of 1998. This revenue has been derived from an increasing variety of investment vehicles, which the Company plans to seek to diversify in the future. Assets under management ("AUM") have increased 13%, from $641.6 million at year-end to $723.5 million as of September 30, 1998. Asset management revenue consists of base management fees and incentive income.

    Base management fees are earned on all the Company's AUM, and are determined based on a percentage of actual or committed net assets, excluding the Company's and certain other affiliated assets. The percentages used to determine the Company's base fee vary within each vehicle (from .25% for FBR-Asset Investment Corp.'s ("FBR-Asset") mortgage-backed securities to 2.5% for venture capital funds). As of September 30, 1998, the weighted average base management fees of the Company approximate 1.1% annually on the AUM. The Company recorded $5.5 million in management fees for the nine months ended September 30, 1998.

    In addition to the base management fees, the Company may earn incentive income on private investment partnerships and FBR-Asset. The Company receives 20% of the net investment gains (if any) on the assets contributed by third parties to the private investment partnerships. Generally, the incentive income is calculated annually every December 31. However, the Company receives initial incentive income at the end of the quarter in which the one-year anniversary of each contribution occurs. For the nine months ended September 30, 1998, the Company recorded $2.1 million of incentive income. Assets on which the Company has the potential to earn incentive income have increased 14%, from $470 million at year-end to $536 million as of September 30, 1998.

    The Company's investments in private investment partnerships increased to $24.4 million as of September 30, 1998 from $21.3 million as of December 31, 1997. The Company recorded net investment losses of $4.9 million during the first nine months of 1998 related to these partnerships.

    FBR Business Development Capital ("FBR-BDC"), a wholly-owned subsidiary of the Company, was organized in May 1998 as an interim loan fund designed to extend financing to "middle-market" businesses in need of subordinated debt and bridge financing. In connection therewith, in July 1998, the Company made loans with warrants totaling $24.5 million to three unrelated businesses at an annual interest rate of 12%.

    The Company's investment vehicles have historically been concentrated in the financial services industry. However, one of the Company's private investment partnerships and FBR-Asset, as well as two of the Company's mutual funds, are primarily invested in other sectors. In July 1998, the Company added a real estate mutual fund through the acquisition of GrandView Advisors, Inc., and its namesake mutual fund, which now operates as the FBR Realty Growth Fund.

    The Company has begun marketing four investment vehicles that it intends to continue to develop. These new vehicles involve; (i) asset allocation services for high net worth individuals; (ii) corporate treasury advisory services for middle-market business clients; (iii) a "fund of funds", to provide investors an opportunity to invest in all of the Company's private investment partnerships, and certain outside funds; and (iv) an arbitrage private investment partnership. Although these additional vehicles are not expected to contribute significantly to revenues in 1998, the Company believes they may become more meaningful in 1999.

Capital Markets Group

    During the nine months ended September 30, 1998, Friedman, Billings, Ramsey & Co., Inc. ("FBRC") managed or co-managed eight IPO's and sixteen secondary offerings raising over $3.5 billion. During the nine months ended September 30, 1998, the Company increased the number of personnel in the investment banking group and the research department by 47% and 66%, respectively, in order to increase its focus on a number of industry sectors that management believes offer favorable opportunities for the Company to gain market share, as well as reduce exposure to cyclical declines in sectors in which the Company currently operates. In response to decreased revenues in the current market environment, the Company implemented a cost cutting program that is estimated to reduce annual expenses by approximately $2.5 million. These cost cutting measures included staff reductions, however, they are not expected to adversely impact the Company's ability to focus on an increased number of industry sectors.

    Corporate finance revenues include private placement fees and M&A and advisory service fees. During the nine months ended September 30, 1998, FBRC acted as placement agent or co-placement agent in eight non-public transactions, raising $872 million. Over the last seven quarters (beginning with the first quarter of 1997), private placements have generated approximately $11 million of revenue per quarter (on average), ranging from none in one quarter, to as much as $22.7 million in another.

    FBRC conducts market-making activities in more than 400 securities. During the first nine months of 1997 and 1998, in connection with these activities, FBRC experienced net trading losses on positions held in securities inventories and primarily in those securities for which FBRC had acted as underwriter. FBRC has an investment banking incentive compensation policy which takes into account the risk of trading and other losses related to market-making activity and other transactions conducted to support investment banking transactions. This policy provides for a deferral of a portion of the incentive compensation payable to investment banking and other personnel. Any losses or liabilities of the Company attributable to capital raising transactions may result in a reduction of accrued incentive compensation to investment banking personnel. Pursuant to this policy, the Company reduced $9.5 million of accrued investment banking and other bonus compensation during the six months ended June 30, 1998.

    During the quarter ended September 30, 1998, the Company liquidated a substantial amount of its trading positions in order to mitigate the risk of future trading losses caused by a volatile market. The Company also significantly reduced its trading inventory positions by transferring $35.8 million of securities from its broker-dealer trading accounts to an investment account of a non-broker-dealer subsidiary.

    The Company continues to be approached by existing clients and potential new clients concerning possible capital raising transactions. However, given the uncertainties involved in completing such transactions under current market conditions, the Company is unable to predict when or whether any such transactions will be successfully completed.

    The Company monitors its market and counter-party risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed. The Company has established various committees to assess and to manage risk associated with its investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. The Company seeks to control the risks associated with its investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

    In addition to the risks associated with investment banking transactions, the Company may be exposed to significant after-market risks with these companies, as the Company may hold substantial positions in the securities of these companies as underwriter or market maker. The Company often acts as principal in customer-related transactions in financial instruments that expose the Company to market risks. The Company also engages in proprietary trading and arbitrage activities and makes dealer markets in equity securities and high-yield securities. These trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared and circulated to management of the Company on a daily basis. The Company seeks to manage the exposure to market risks by establishing position limits, and from time to time may limit its net long or short position by selling or buying similar instruments.

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

RESULTS OF OPERATIONS

Revenues

    Total revenues are comprised primarily of underwriting revenue, corporate finance fees, principal sales credits, agency commissions, asset management revenue, and net gains and losses. The Company believes that revenue from underwriting and corporate finance is substantially dependent on the market for public and private offerings of equity and debt securities by the companies in the sectors within which the Company focuses its efforts. Principal sales credits are dependent on NASDAQ trading volume and spreads in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities in which the Company holds trading positions in its inventory, as well as on the decisions of management as to the level of market exposure in these securities. Accordingly, the Company's revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

    Underwriting revenue consists of underwriting discounts, selling concessions, management fees and other underwriting fees and reimbursed expenses associated with underwriting activities. The Company acts in varying capacities in its underwriting activities, which based on the underlying economics of each transaction, determines its ultimate revenues from these activities. When the Company is engaged as lead-manager of an underwriting, the Company generally bears more risk and earns higher revenues than if engaged as a co-manager, an underwriter ("syndicate member"), or a broker included in the "selling group". In general, when FBRC acts as lead manager or co-manager, the Company may receive 20 to 80 percent of the total underwriters' discount; however if FBRC acts as a syndicate member, or has a reduced role as a co-manager, the Company may receive 3 to 20 percent of the total underwriters' discount.

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

    Trading gains and losses are combined and reported on a net basis. Gains and losses result primarily from market price fluctuations that occur while holding positions in the Company's trading security inventory.

    Agency commissions revenue includes revenue resulting from executing NASDAQ-listed and other OTC transactions as agent, and executing trades through a stock exchange.

    The Company receives asset management revenue in its capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees and incentive income on investment partnerships historically have been earned from vehicles that invest primarily in the securities of companies engaged in the financial services and REIT sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors. A growing asset base coupled with a stable or rising equity market (including equity of financial services companies) can provide significant revenues with a high net margin for the Company. The Company's ultimate objective is to establish an asset base with sufficient revenue to cover the Company's fixed costs.

Expenses

    Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, underwriting and corporate finance professionals and to executive management. Incentive compensation (other than under the 1997 Plan, below) varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In December 1997, the Company adopted the 1997 Stock and Annual Incentive Plan ("the 1997 Plan") under which the executive officers and certain other employees are eligible to participate in a bonus pool, based on net income before taxes, rather than on gross revenues. The Company recorded no compensation expense related to this Plan, for the nine months ended September 30, 1998, because the Company experienced a net loss for this period. The Company intends to review and evaluate all of its compensation plans on a quarterly basis.

    The following table sets forth expenses as a percentage of revenues before net trading and investment gains and losses for the periods presented:

                                                               FOR THE NINE
                                       FOR THE QUARTER         MONTHS ENDED
                                     ENDED SEPTEMBER 30,       SEPTEMBER 30,
                                        1997     1998         1997       1998
                                        ----     ----         ----       ----
Revenues before net trading and
  investment gains and losses, in
  thousands                         $67,167  $25,513     $140,310  $162,306
Expenses:
  Compensation and benefits              60%      43%          61%       42%
  Clearing and brokerage fees             2%       6%           2%        3%
  Occupancy and equipment                 1%       5%           1%        2%
  Communications                          1%       3%           1%        1%
  Interest                                1%       6%           2%        3%
  Other(1)                               10%      51%          12%       21%
                                    ------------------   --------------------
Total expenses                           75%     114%          79%       72%
                                    ------------------   --------------------


(1) Includes business development and sales support, professional services and other expenses.

    The Company estimates that its fixed costs as a percentage of revenue increased from 15% for the year ended December 31, 1997 to 36% for the nine months ended September 30, 1998. This increase is attributed to a 522% increase in net trading and investment losses from $9.4 million for the year ended December 31, 1997 to $58.5 million for the nine months ended September 30, 1998, a 48% increase in total full-time employees and approximately 40% increase in office facilities in the first nine months of 1998. Had the Company not experienced net trading and investment losses, fixed costs as a percentage of revenues would have been 23% for the nine months ended September 30, 1998 and 14% for the year ended December 31, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    Total revenues changed from $68.2 million in 1997 to $(21.5) million in 1998 due primarily to trading and investment losses and decreased investment banking revenues.

    Underwriting revenue decreased 84% from $24.5 million in 1997 to $4.0 million in 1998. This decrease was due primarily to a near cessation of underwriting transactions throughout the securities industry associated with the turmoil in the global capital markets during August and September of 1998. The number of completed transactions decreased from eight in 1997 to four in 1998, while the average revenue earned per each transaction in the quarter decreased from $3 million per transaction in 1997 to $1 million per transaction in 1998.

    Corporate finance fees decreased from $29.1 million in 1997 to $4.4 million in 1998. This decrease was also reflective of the reduced private placement capital raising activities during the third quarter of 1998 and the completion of one very large private placement transaction in the third quarter of 1997 with revenues totaling $18 million.

    Principal sales credit revenue was constant at $7.6 million in both 1997 and 1998.

    Agency commissions increased 15% from $3.4 million in 1997 to $3.9 million in 1998. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, an increase in listed equity trading capabilities, as well as an increase in the issuance of research reports covering securities listed on national exchanges.

    Net trading and investment gains/(losses) changed from $1.1 million in 1997 to $(47.0) million in 1998. This change is attributed to larger corporate securities inventories in 1998, specifically in the specialty finance and REIT sectors. The Company's losses in the third quarter of 1998 are also attributed to its investment in private investment partnerships that are invested primarily in financial service companies.

    Asset management revenue increased by 62% from $1.3 million in 1997 to $2.1 million in 1998. The increase was due primarily to an increase in assets under management, which increased from $414.1 million as of September 30, 1997 to $723.5 million as of September 30, 1998.

    Interest, dividends and other revenue increased by 150% from $1.4 million in 1997 to $3.5 million in 1998. This increase is due primarily to an increase in the Company's invested net assets.

    Total expenses decreased 42% from $50.7 million in 1997 to $29.2 million 1998 due primarily to lower variable compensation expense associated with lower investment banking revenue.

    Compensation and benefits expense decreased 73% from $40.6 million in 1997 to $10.9 million in 1998. The decrease was due primarily to lower variable investment banking compensation and lower executive officer bonus compensation, which in 1998 is determined as a percentage of net income. Average employee headcount was 221 in the 3rd quarter of 1997 compared to 370 in the 3rd quarter of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997, CONTINUED

    Clearing and brokerage fees increased 31% from $1.2 million in 1997 to $1.6 million in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 11% in 1997 to 14% in 1998, due to an increase in the volume of listed business relative to the increase in principal transaction volume. Listed trading carries higher expenses related to order execution than does principal transaction activity.

    Occupancy and equipment expense increased 72% from $.8 million in 1997 to $1.3 million in 1998. This increase is due to additional office leases at the corporate headquarters, which began in May 1998, and office equipment rental to accommodate its growth in personnel.

    Communications expense increased 54% from $.5 million in 1997 to $.8 million in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998, and the enhancement of network technology.

    Interest expense increased 172% from $.6 million in 1997 to $1.6 million in 1998, primarily due to increased margin interest expense, resulting from increased securities position levels.

    Other expenses increased 87% from $7.0 million in 1997 to $13.1 million in 1998. This increase was due primarily to increased investment banking pipeline activity for transactions that were postponed or cancelled in the third quarter due to the volatile capital markets. Expenses associated with expanded office space and increased business promotion expenses also contributed to the increase.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Total revenues decreased 23% from $134.9 million in 1997 to $103.8 million in 1998 due primarily to increased trading and investment losses.

    Underwriting revenue increased 1% from $67.1 million in 1997 to $68.1 million in 1998. This increase in revenue was due primarily to an increase in the number of the security transactions managed or co-managed from seventeen in 1997 to twenty-four in 1998, but slightly offset by a decrease in the average revenue size per transaction of $3.9 million in 1997 to $2.8 million in 1998. Most of the 1998 transactions occurred in the first half of 1998.

    Corporate finance revenue decreased 2% from $38.6 million in 1997 to $37.7 million in 1998. This decrease was due to lower private placement revenue, offset by increased advisory, merger, and acquisition activities, which generated $5.1 million in 1997, compared to $11.8 million in 1998.

     Principal sales credits increased 19% from $20.5 million in 1997 to $24.3 million in 1998. This increase is a result of higher volumes of activity in the Company's NASDAQ trading overall, as well as increased trading activity derived from the Company's expansion of its equity sales and trading personnel and capabilities.

    Agency commissions increased 51% from $7.9 million in 1997 to $11.9 million in 1998. This increase was due to the expansion of the Company's institutional listed equity business fostered by an increase in the number of institutional brokers, an increase in listed equity trading capabilities, as well as an increase in the issuance of research reports covering securities listed on national exchanges.

    Net trading and investment losses, increased from $5.4 million in 1997 to $58.5 million in 1998. This increase is attributed to larger and more concentrated corporate securities inventories in 1998, specifically in the REIT and mortgage company sectors. The Company's largest losses in 1998 are principally from holding positions in stocks in which the Company has acted in an underwriting capacity. Net losses were also incurred from the Company's minority investment in its asset management entities.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997, CONTINUED

    Asset management revenue increased by 139% from $3.2 million in 1997 to $7.6 million in 1998. The increase was due primarily to an increase in assets under management.

    Interest, dividends and other revenue increased by 317% from $3.1 million in 1997 to $12.8 million in 1998. This increase is due primarily to an increase in the Company's invested net assets.

    Total expenses increased 5% from $111.1 million in 1997 to $116.2 million in 1998 due primarily to the Company's growth in number of personnel (70% increase in full-time employees as of September 30, 1998 compared to September 30, 1997). In addition to personnel increases, the Company has been increasing expenditures on business promotion and investment banking efforts.

    Compensation and benefits expense decreased 20% from $85.1 million in 1997 to $68.1 million in 1998. The decrease was due primarily to lower executive officer bonus compensation, which in 1998 is determined as a percentage of net income, partially offset by an increase in the number of the Company's personnel. Compensation and benefits expense as a percentage of total revenues before trading losses decreased from 59% to 43%. This decrease was attributable to a number of factors, including lower executive bonus compensation, the change in revenue mix towards asset management revenue and the reduction of accrued bonus compensation in the first six months of 1998. Average employee headcount for the nine-month period was 203 in 1997 compared to 328 in 1998.

    Clearing and brokerage fees increased 46% from $3.1 million in 1997 to $4.6 million in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 11% in 1997 to 13% in 1998, due to an increase in the volume of listed business relative to the increase in principal transaction volume. Listed trading carries higher expenses related to order execution than does principal transaction activity.

    Occupancy and equipment expense increased 52% from $1.9 million in 1997 to $2.9 million in 1998. This increase is due to additional office leases, an increase in equipment rental to accommodate its growth in personnel, and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment for expanded staff.

    Communications expense increased 65% from $1.5 million in 1997 to $2.5 million in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998, and the enhancement of network technology.

    Interest expense increased by 103% from $2.3 million in 1997 to $4.7 million in 1998, primarily due to increased margin interest expense, which is a result of increased securities position levels.

    Other expenses increased 96% from $17.0 million in 1997 to $33.3 million in 1998. This increase was due primarily to increased investment banking activity, including increased investment banking pipeline activity for transactions that were postponed or cancelled in the third quarter due to the volatile capital markets. Other expenses also increased due to expenses associated with expanded office space and increased business promotion expenses.

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

    The Company's principal assets consist of cash and cash equivalents, receivables from other broker-dealers, including its clearing broker, a receivable for income taxes paid, securities held for trading purposes, and long-term investments. Long-term investments consist primarily of investments in limited partnerships in which the Company serves as the general partner, available-for-sale securities, investment in FBR-Asset and long-term debt investments in privately held companies. Although investments in limited partnerships are for the most part illiquid, the underlying investments of such partnerships are mostly in publicly traded, liquid debt and equity securities.

    As of September 30, 1998, the Company had liquid assets consisting primarily of cash and cash equivalents of $58.7 million. Cash equivalents consist primarily of money market mutual funds invested in debt obligations of the U.S. government. The Company also had $22.8 million in marketable securities in its trading accounts. FBRC has available borrowing capacity (borrowing against security positions) from its clearing broker of $4.1 million as of September 30, 1998.

    FBRC, as a broker-dealer, is registered with the SEC and is a member of the NASD. As such, it is subject to the minimum net capital requirements promulgated by the SEC. FBRC's regulatory net capital has historically exceeded these minimum requirements. As of September 30, 1998, FBRC was required to maintain minimum regulatory net capital of approximately $1.4 million, and had total regulatory net capital of approximately $40.0 million in excess of its requirement. Regulatory net capital requirements increase when FBRC is involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC.

    Other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements as of September 30, 1998.

    The Company has no material long-term debt. As of September 30, 1998, the Company had available a total of $35.0 million in two committed subordinated revolving loans from its clearing broker and an affiliate of its clearing broker that are allowable for net capital purposes. One facility with a $25 million credit line expires in August 1999. The other facility with a $10 million credit line expired in October 1999; however, the Company is in the process of renewing this loan. The Company characterizes its relationship with its lenders as very good.

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

    The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. In evaluating the Company's anticipated capital needs and current cash resources, the Company's Board of Directors authorized a share repurchase program of up to 2.5 million shares of the Company's Class A common stock. Since announcing the share repurchase program, the Company purchased 533,092 shares as of September 30, 1998. Subsequent to September 30, 1998, the Company purchased 501,300 shares resulting in 1,034,392 total treasury shares as of October 31, 1998.

    In response to the third quarter 1998 decrease in investment banking revenues caused by volatile and uncertain markets, the Company implemented a comprehensive cost-reduction program including a seven percent reduction in total headcount as well as significant reductions in operating expenses and discretionary budgets.

High Yield and Non-Investment Grade Debt Securities

    The Company underwrites, trades, invests, and makes markets in high-yield corporate debt securities. The Company also syndicates, trades and invests in loans and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as securities or loans rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. High yield and other non-investment grade securities are carried at fair market value and unrealized gains and losses for these securities are reflected in the Company's Consolidated Statements of Income for the periods presented. The Company's portfolio of such securities at December 31, 1997 and September 30, 1998, are included in trading and investment securities and have an aggregate market value of approximately $19.8 million and $34.6 million, respectively. The Company's portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest, unhedged non-investment grade position (not including loans related to FBR-BDC) was $5.7 million and $1.2 million at December 31, 1997 and September 30, 1998, respectively.

Warrants

    In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the corporation's respective offering price. Due to the current restrictions on the warrants and the underlying securities, the Company carries the warrants at a nominal value in its financial statements, and will recognize any potential, future revenues and profits, if any, only when realized. The Company may use a portion of these warrants as incentive compensation for certain key employees of the Capital Markets Group. As of September 30, 1998, the Company had received warrants in client companies as set forth below:

                                                                                       Closing Price   Expiration
                                                               Number of    Exercise   on September     date of
                                                               Warrants      Price       30, 1998       Warrants
                                                              -------------------------------------------------
American Capital Strategies, Ltd. ..................            442,751     $15.00       16.1875       08/29/02
Capital Automotive REIT.............................          1,277,794      15.00       11.6875       02/12/03
Building One Services Corporation...................          1,130,000      20.00       12.3750       11/25/01
East-West Bank......................................            475,500      10.00       *8.0000       06/12/03
Local Financial Corporation.........................            591,000      10.00        8.6250       09/08/02
Styling Technology Corporation......................            101,500      12.00       18.5000       11/21/01
FBR Asset Investment Corporation....................            970,805      20.00      *13.0000       12/11/07
Xypoint Corporation.................................            270,107       2.10       *2.0000       07/10/03
Resource Asset Investment Trust.....................            141,667      15.00      14.25000       01/08/03

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

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK

         None.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Many aspects of the Company's business involve substantial risks of liability, litigation and arbitration. The Company has been named as a defendant in an action against two of the Company's employees by the employees' former employer. The outcome of litigation cannot be predicted with certainty. However, based upon management's review of this action with counsel, management believes that it has meritorious defenses to this action and intends to vigorously defend the action. Management does not believe that this action will have a material adverse effect on the results of operations or the consolidated financial condition of the Company.

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

    The Company also may become a defendant in civil actions and arbitration arising out of its other activities as a broker-dealer, as an investment adviser, in other business activities, or as an employer. There can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
                (27) Financial Data Schedule

         (b)    Reports on Form 8-K
                On September 23, 1998, the Company filed a Form 8-K with respect to its projected third quarter 1998 loss.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Friedman, Billings, Ramsey Group, Inc.

     11/16/98                     By: /s/ Eric Y. Generous
 ----------------                     -----------------------------------------
       Date                           Eric Y. Generous, Chief Financial Officer
                                      (Principal Financial Officer),



     11/16/98                     By: /s/ Kurt R. Harrington
 ----------------                     ----------------------
       Date                           Kurt R. Harrington, Treasurer
                                      (Principal Accounting Officer)


                                 EXHIBIT INDEX

EXHIBIT 27.01                    Financial Data Schedule.