Form 10-K405
period 1998-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1999-03-30
CIK 1048750

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No ____
                                              ------

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $59,691,184 as of March 15, 1999.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  12,584,694 shares of Class A Common Stock as of March 15, 1999 and 36,305,929 shares of Class B Common Stock as of March 15, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Part II, Items 6 and 7; and
Part IV, Item 14.

  Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 1998 and to be delivered to stockholders in connection with the 1999 Annual meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                    PART I

  Certain statements set forth in Friedman, Billings, Ramsey Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are enumerated in Item 1. "Business--Factors Affecting the Company's Business, Operating Results and Financial Condition" and elsewhere as appropriate. This Annual Report on Form 10-K (including those items incorporated by reference), including the Consolidated Financial Statements and the notes thereto, should be read in its entirety for a complete understanding.

ITEM 1. BUSINESS

GENERAL

  Friedman, Billings, Ramsey Group, Inc., a Virginia corporation, is the non-operating holding company of two subsidiary non-operating holding companies:
(i)Friedman, Billings, Ramsey Capital Markets, Inc., which owns subsidiaries engaged in brokerage, investment banking and corporate finance activities, including its primary operating subsidiary, Friedman, Billings, Ramsey & Co., Inc. ("FBRC") and (ii) FBR Capital Management, Inc. (formerly Friedman, Billings, Ramsey Asset Management, Inc.), which owns subsidiaries engaged in asset management, investment fund and venture capital and private equity activities. The terms "FBR" and the "Company", as used herein, refer to Friedman, Billings, Ramsey Group, Inc. and its predecessors and its consolidated subsidiaries, unless the context requires otherwise.

  The Company is a full service investment banking and asset management firm. FBR's strategy since inception has been to target specific industry sectors where it believes it can develop a unique research perspective. The Company then uses this research perspective together with its capital markets expertise to provide value for its clients.

  The Company believes the success of its strategy is demonstrated by its increasing market presence, the performance over time of its asset management products and the increased number of industries on which it has focused its research, investment banking and sales and trading professionals.

  The Company believes that the increases in recent years, in the depth and complexity of the capital markets and in the number of non-traditional issuers coupled with significant inflows of cash into mutual funds and other managed funds, has led to greater demand by both issuers and investors for the type of focused advisory, capital markets, and capital management products and services that FBR offers.

  The Company seeks to identify rapidly changing industries and those that are not fully understood or appropriately valued by the market. Once an industry is identified, the Company develops a thorough understanding of the fundamentals and opportunities of that industry. The Company employs a team approach in which professionals from various groups within the Company have the opportunity to contribute to and communicate the Company's expertise in an industry. For each industry on which the Company is focused, the Company, through its various subsidiaries, offers significant underwriting capabilities, brokerage services and advisory services in mergers, acquisitions and strategic partnerships, as well as asset management services, including separate accounts, proprietary investment partnerships, public mutual funds, private equity and venture capital and mezzanine finance.

  The Company believes its strategy and culture provide a foundation for success in a changing marketplace. Since commencing its investment banking activities in 1992, FBRC has completed approximately $17.0 billion in capital raising transactions and approximately $6.5 billion in merger and acquisition and other advisory transactions which span a wide range of geographic regions and security types and a growing variety of industry sectors.

  The Company has also applied its research focus and team-based approach to its asset management activities. At December 31, 1996, 1997 and 1998 assets under management were $216.2 ,$641.6 and $688.8 million, respectively. At December 31, 1998, 72 percent or $496.3 million of these assets were assets which allow FBR to earn performance related incentive income above a base management fee.

  The Company's revenues for the years ended December 31, 1996, 1997 and 1998 were $109.9, $256.1 and $122.9 respectively. The 52% decline in revenue from 1997 to 1998 was largely attributable to a decline in underwriting activity in the second half of 1998 and to market making losses related to the securities of companies in which FBR acted as underwriter.

CULTURE AND STRATEGY

  FBR began as a secondary research and trading firm, dependent on its ability to identify undervalued investment opportunities. FBR has a culture where ideas are developed as a team and communicated as a team to its clients. Although the Company has grown from 17 to 358 people at December 31, 1998, it has sought to maintain a culture of teamwork and broad-based knowledge of investment theses. The Company seeks to continue to emphasize its culture while executing the five core business strategies described below.

 Identify Rapidly-evolving or Undervalued Industries. FBR continually searches
 ----------------------------------------------------
for industries and sectors where it can produce innovative market insights through its integrated research-focused approach and provide value for its investment banking, institutional brokerage and asset management clients.

 Build on In-depth, Focused Industry Coverage. FBR believes that industry
 ---------------------------------------------
specialization is critical to meeting the requirements of its clients for sophisticated and non-traditional investment advice. The Company organizes its research, investment banking and asset management activities along industry specializations,continually re-examining its industry categories, and monitoring them to ensure coverage of emerging opportunities. The Company's strategy is to focus on selected segments within a limited number of undervalued, high potential industries and to offer FBR's full range of research, investment banking, sales and trading and asset management services within those industries.

 Build and Maintain Lasting Relationships. FBR has built a core base of
 -----------------------------------------
institutional brokerage and investment banking clients. FBR believes that it has generated client loyalty and goodwill by virtue of its diligent service. FBR values these relationships and regards them as an essential part of the foundation for many of its businesses. FBR continues to establish, and intends to build, similar new relationships in the future.

 Bring Under-valued Companies to Sophisticated Investors. FBR seeks to identify
 --------------------------------------------------------
opportunities where sophisticated capital and undervalued companies intersect. FBR believes that its fundamental understanding and commitment to undervalued, high-potential industries has enabled the Company to build significant credibility in the issuer and investor communities.

 Offer Expanded Range of Services to Clients. FBR's strategy is to capture a
 --------------------------------------------
greater share of the revenue opportunities available from FBR investment banking, asset management and brokerage clients. For issuers, FBR has expanded from its core equity capital raising and research capabilities to provide high yield debt, financial advisory (including merger and acquisition, stock buybacks, and dividend analysis), venture capital, private equity, mezzanine financing, and corporate and high net worth services. For investors, FBR has expanded from its core sales and trading capabilities to provide asset management, venture capital and private equity services. In addition, FBR continues to expand the number of industries on which its research is focused and now offers investors direct access to its research product via the internet.

STRATEGIC BUSINESS RELATIONSHIP WITH PNC BANK CORP.

  PNC Bank Corp. ("PNC") owns just under 5% of the outstanding shares of FBR common stock. FBR and PNC have established a strategic business relationship with respect to selected capital markets and related activities. FBR and PNC work together on an arms-length basis to refer potential business to each other. PNC is an investor in certain of FBR's private equity, venture and proprietary investment partnerships.

  PNC, a registered bank holding company, is one of the largest diversified financial services companies in the United States with consolidated assets at December 31, 1998 of $77.2 billion. PNC offers a variety of financial products and services in its primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels.

INVESTMENT BANKING

  FBRC's underwriting and corporate finance activities consist of a broad range of services, including public and private offerings of a wide variety of securities and financial advisory services in merger and acquisition, mutual to stock conversions, strategic partnering transactions and other advisory assignments.

 Capital Raising Activities

  FBRC's capital raising activities have encompassed a wide range of securities, structures and amounts. FBRC is a leading underwriter of securities in its areas of focus, and FBRC is dedicated to the successful completion and aftermarket performance of each underwriting transaction it executes. FBRC's investment banking, research, and sales professionals employ an integrated methodology, each benefiting from and building on the others' capabilities to execute successfully underwriting assignments.

  The successful execution of an underwritten transaction is predominantly determined by the lead manager. As a result, FBRC has sought to enhance the quality and reputation of its investment banking services delivered to its corporate clients by acting as sole or lead manager of an offering. FBRC recognizes, however, that as it expands the number of industries on which it focuses and as competition increases for underwriting activity it may increasingly act as a co-manager or syndicate member on underwritten transactions will increase.

  FBRC bases its decision to underwrite an offering of a company's securities on due diligence, company fundamentals, management's track record, historical financial results and financial projections. FBRC chooses to underwrite clients that it believes will be able to execute long-term strategies that will deliver significant returns to investors. As a result, FBRC's investment banking focus is nationwide.

  FBRC's strategy is to maintain long-term relationships with its corporate clients by serving their capital needs beyond their initial access to capital markets. FBRC also seeks to increase its base of publicly held clients by serving as a lead or co-manager or syndicate member in follow-on offerings for companies which FBRC believes have attractive investment characteristics, whether or not FBRC participated as a lead or co-manager in the IPOs for such companies.

  Beginning in 1996, in connection with certain capital raising transactions, FBRC has received and seeks to receive warrants for stock of its capital raising clients. The Company carries the warrants at a nominal value in its financial statements. The Company has decided that as part of the retention element of its employee compensation programs, that certain non-executive officer employees will receive up to 40% of the these warrants.

 Mergers and Acquisitions Advisory Services

  FBRC's mergers and acquisitions group uses the firm's research capability, business valuation skills and secondary market experience to evaluate merger and acquisition candidates and opportunities for its clients. FBRC believes that its research capacity and capital raising activities have created a network of relationships that enable it to identify and engineer mutually beneficial combinations between companies. As a financial advisor, FBRC relies upon its experience gained through in-depth and daily involvement in the capital markets. Financial advisory services have included advice on mergers and on acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs. In 1998, FBRC provided merger and acquisition and other advisory services in transactions valued at $3.7 billion in the aggregate.

RESEARCH SERVICES

  FBR's creation in 1989 as a research and trading firm laid the foundation for FBR's commitment to research and its focus on the role research services play in the investment banking and institutional brokerage process. FBRC's research analysts operate under two guiding principles: (i) to identify undervalued investment opportunities in the capital markets and (ii) to communicate effectively the fundamentals of these investment opportunities to Company professionals and potential investors. To achieve these objectives, FBRC believes that industry specialization is necessary, and, as a result, FBRC organizes its research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address. To achieve this level of specialization, FBRC seeks to recruit or train analysts with significant industry and technical expertise, in addition to securities industry expertise. In this manner, FBRC believes that its analysts can assess the capital markets to identify attractive investment opportunities within their strategic niches, can assist investment banking personnel in valuing companies accessing the capital markets for the first time, and in evaluating merger and acquisition and other strategic transactions and can effectively monitor and communicate developments relating to the scope of their research to the institutional sales force and institutional investors.

  FBRC has focused its research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include banks, thrifts, real estate investment trusts, specialty finance companies, homebuilding, Internet, healthcare, automotive retailing, information technology, electronic commerce, telecommunications, gaming, industry consolidators, health care information technology, insurance and energy. FBR believes these industry sectors will have great demand for the products and services it offers in the future and provide ample diversification for its business.

  After initiating coverage on a company, FBRC's analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensuring that new developments are effectively communicated to FBRC's sales force and institutional investors. FBRC produces full-length research reports, notes or earnings estimates on more than 460 issuers. In addition, FBRC analysts distribute written updates on these issuers both internally and to FBRC clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. FBRC's clients can also receive analyst comments through the Friedman, Billings, Ramsey web site (www.fbr.com). FBRC also makes its research available through electronic media, including Multex and First Call.

SALES AND TRADING

  FBRC and its United Kingdom affiliate, Friedman, Billings, Ramsey International Ltd., focus on institutional sales to and trading services for equity and high-yield investors in the United States, Europe and elsewhere. The Company executes securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires special marketing and trading expertise.

  FBR's sales professionals provide services to a nationwide institutional client base as well as to institutional clients in Europe and elsewhere. Sales professionals work closely with FBRC's research analysts to provide the most up-to-date information to the Company's institutional clients. Starting in late 1998, FBRC reorganized its sales professionals into teams focused on particular industry sectors in order to facilitate the communication of in-depth information to FBR's clients. Each team maintains regular contact with FBR's research staff and with the specialized portfolio managers and buy-side analysts of each institutional client.

  FBRC's trading professionals facilitate trading in equity and high-yield securities. FBRC is involved in market-making in Nasdaq and other OTC securities, trading listed securities and servicing the trading desks of major institutions in the United States and Europe. FBRC's trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange, Inc. as a result of FBRC's relationship with its clearing broker. At year-end 1998, FBR made a market in more than 400 securities.

PRIVATE CLIENT GROUP

  Since its inception in 1989, FBR has provided services to corporate executives and small institutions, as well as to other sophisticated high net worth clients. In late 1997, the Company formed the Private Client Group ("PCG") to focus on the growth of this business for FBR's growing corporate client base. Given FBR's strong investment banking relationships with both public and private companies, the Company believes that there are natural synergies between its PCG and the executives of these companies.

  The PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals. Using a consultative approach, PCG professionals research, interpret, evaluate and select sophisticated investment strategies. PCG specializes in hedging and preserving significant equity positions as well as offering traditional brokerage services.

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

SYNDICATE

  FBRC's Syndicate Department coordinates FBRC's participation as an underwriter in corporate securities distributions. In an underwriting transaction, FBRC acts as sole or lead manager, co-manager, or member of an underwriting syndicate managed by other investment banks. In transactions in which FBRC is the sole or lead manager, the Syndicate Department coordinates the marketing and book-building process, and participates in discussions with the issuer leading to the pricing of the offered securities on behalf of the underwriting group. In transactions in which FBRC is a co-manager or syndicate member, the Syndicate Department coordinates FBRC's activities with the lead underwriter.

ASSET MANAGEMENT

  The Company seeks to leverage the expertise of its research professionals and portfolio managers to develop and implement investment strategies on behalf of institutional and high net worth individual investors. At December 31, 1998, the Company had assets under management of more than $689 million. Following is a description of the Company's primary asset management products.

Proprietary Investment Partnerships

  At December 31, 1998, the Company's proprietary investment partnerships had $189.6 million under management. In addition to base fees, these partnerships provide for incentive income, if certain benchmarks are met. The largest of these partnerships uses investment strategies primarily involving publicly-traded financial services companies' equity and fixed income securities. In 1998, the Company added an arbitrage fund to the partnerships it manages.

 Private Equity and Venture Capital

  At December 31, 1998, the Company's private equity and venture capital funds had approximately $156.2 million in assets under management, a 162 percent increase over December 31, 1997. In addition to base fees, these funds provide for incentive income, if certain benchmarks are met. FBR Private Equity Fund, L.P. was formed in June 1996 to make private investments, primarily in small financial services firms. FBR Technology Venture Partners, L.P., a venture capital fund dedicated to technology investments in software, communication, and Internet companies, was formed in August 1997.

 Mutual Funds

  The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of four no-load funds: the FBR Financial Services Fund, the FBR Small Cap Financial Services Fund, the FBR Small Cap Growth/Value Fund and the FBR Realty Growth Fund, added in 1998. At December 31, 1998, total assets included in The FBR Family of Funds were $118.6 million.

  FBR Investment Services, Inc.("FBRIS") is the distributor of The FBR Family of Funds. FBRIS is registered as a broker-dealer with the SEC and is a member of the NASD. FBRIS operates from the Company's headquarters building and uses its own existing client base, as well as the contacts of FBR's other groups, to market the FBR Family of Funds.

 FBR Asset Investment Corp.

  FBR Asset Investment Corp. (FBR-Asset) is a real estate investment trust managed by the Company and is 16% owned by the Company. FBR-Asset invests in real-estate related assets, including mortgage loans and mortgage-backed securities, as well as securities of companies engaged in real estate-related activities. At December 31, 1998, FBR-Asset had total assets of $295.9 million, shareholders' equity of $150.9 million and book value of $17.66 per share. The Company receives dividend income on its investment in FBR-Asset, as well as base management fees and, is entitled to receive performance based incentive income if certain performance benchmarks are met.


ACCOUNTING, ADMINISTRATION AND OPERATIONS

  The Company's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by the Company's clearing broker, most data processing functions are performed by the Company's management information systems department. The Company believes that future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems as well as the hiring of additional personnel.

COMPETITION

  The Company is engaged in the highly competitive securities brokerage and financial services businesses. The Company competes directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms and smaller niche players, and those offering competitive services via the Internet. To an increasing degree, the Company also competes for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms.

  In addition to competing for investment clients, companies in the securities industry compete to attract and retain experienced and productive investment professionals. See "Factors Affecting the Company's Business, Operations and Financial Condition - Competition for Retaining and Recruiting Personnel."

  Many competitors have greater personnel and financial resources than the Company. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than the Company and therefore may possess a relative advantage with regard to access to deal flow and capital.

  Recent rapid advancements in computing and communications technology, in particularly the Internet, are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. The Company is committed to utilizing technological advancements to provide a high level of client service to its target market of institutional and high net worth clients. Provision of these services may entail considerable cost without an offsetting source of revenue.

EMPLOYEES

  At December 31, 1998, the Company had a total of 358 full-time employees, of whom 60 were engaged in research, 93 in investment banking, 103 in sales, trading and syndicate, 33 in venture capital, private equity and asset management activities and 69 in accounting, administration and operations. Of these employees, 266 were classified as professionals and 92 were in support positions. The Company also had 22 interns. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

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

  Principal risk is managed primarily by conducting real-time monitoring of the amount and types of securities held from time to time by the Company and by limiting the exposure to any one investment or type of investment. The most common categories of securities owned are those related to the daily trading activities of the Company's brokerage operations and those which arise out of the Company's underwriting, asset management and mezzanine financing activities and other securities held for investment and available for sale. The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its inventory of trading securities to the amount needed to provide the appropriate level of liquidity in the securities for which it is a market maker.

  Credit risk is monitored both by the Company's own operations personnel and by the Company's clearing broker. Margin calls are issued if the value of collateral declines below established margin requirements, and margin maintenance requirements are increased in the event that the concentration in a client's account exceeds certain levels.

REGULATION

  In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission ("SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market ("Nasdaq")), and the national securities exchanges. These organizations(which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBRC and the Company's other broker-dealer subsidiaries are not members of the New York Stock Exchange ("NYSE"), the Company's business is impacted by the exchange's rules and the Company's Class A common stock is listed for trading on the NYSE.

  Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBRC is registered as a broker-dealer with the SEC and in 49 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBRIS is registered as a broker-dealer with the SEC in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

  As a result of federal and state registration and SRO memberships, FBRC and FBRIS are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

  FBRC and FBRIS are also subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over the Company's unregulated subsidiaries either directly or through its existing authority over the Company's regulated subsidiaries.

  Three of the Company's asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder. Such requirements relate to, among other things,limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, FBR Fund Advisers, Inc. and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

  In the event of non-compliance by the Company or one of its subsidiaries with an applicable regulation, governmental regulators and the one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on the Company or its personnel could have a material adverse effect on the Company's operating results and financial condition.

  The Company's business is also subject to regulation by various foreign governments and regulatory bodies. FBRC is registered with and subject to regulation by the Ontario Securities Commission in Canada. FBR International, Ltd. ("FBRIL"), FBR's United Kingdom brokerage subsidiary, is subject to regulation by the Securities and Futures Authority in the United Kingdom ("SFA") pursuant to the United Kingdom Financial Services Act of 1986. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

  In connection with much of the Company's asset management activities, the Company and the private investment vehicles that it manages are relying on exemptions from registration under the Investment Company Act of 1940, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which the Company and these vehicles carry on their activities.

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

NET CAPITAL REQUIREMENTS

  As broker-dealers registered with the SEC and as member firms of the NASD,FBRC and FBRIS are subject to the net capital requirements of the SEC and the NASD. FBRIL is subject to the capital regulations of the SFA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

  "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments. The amount of net capital in excess of regulatory minimum is referred to as "excess net capital."

  The SEC's capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

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

  The Company believes that at all times FBRC and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD and that FBR International has been in compliance in all material respects with the applicable minimum net capital rules of the SFA. As of December 31, 1998, FBRC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1.0 million and had total net capital of approximately $37.0 million, or approximately $36.0 million of excess net capital. As of December 31, 1998, FBRIS was required to maintain minimum net capital, in accordance with SEC rules, of $50,000 and had total net capital of approximately $359,000, or approximately $309,000 of excess net capital. FBRIL was required to maintain minimum net capital under SFA rules of the equivalent of $847,000 and had total net capital of approximately $1 million, or approximately $174,000 in excess of the minimum amount required.

  A failure of a broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to the Company.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

  The statements in this Form 10-K that relate to future plans, events or performance are forward looking statements that involve risks and uncertainties. The Company cautions the reader that actual results may differ materially due to a variety of important factors, including, among others, those discussed below and in "Competition" above. These factors could have a material adverse affect on the Company's business, operating results and financial condition.

  The securities business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, and in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the underwriting or ownership of securities, trading, principal activities, counterparty failure to meet commitments, customer default and fraud, customer complaints, employee errors, misconduct and fraud (including unauthorized transactions by traders), failures in connection with the processing of securities transactions, litigation and arbitration, the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets and the risk of reduced spreads on the trading of securities.

  Reduced Revenues during Periods of Declining Prices or Reduced Demand for Public Offerings or Reduced Activity in the Secondary Markets in Sectors on which the Company Focuses

  The Company's revenues are likely to be lower during periods of declining prices or inactivity in the market for securities of companies in the sectors on which the Company is focused. The Company's business is particularly dependent on the market for equity offerings by, and secondary trading in, companies in the financial services, technology and real estate industries. These markets have historically experienced significant volatility not only in the number and size of equity offerings, but also in the after-market trading volume and prices of newly issued securities. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which FBR had underwritten and made a market in were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues and to significant market making losses for the Company.

  Historically, growth in the Company's revenues arose in large part from a significantly increased number and size of underwritten transactions by companies in the Company's targeted industries and by the related increase in aftermarket trading for such companies. Underwriting activities in the Company's targeted industries can decline for a number of reasons. For example, as noted above, underwriting activity generally (and particularly in the Company's areas of focus) was adversely affected in the second half of 1998 due to, among other things, concerns about the effect of the global economy on United States markets. Underwriting activity may also decrease due to increased competition for underwriting business or due to periods of market uncertainty occasioned by concerns over inflation, rising interest rates and related issues. Underwriting and brokerage activity can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations or by changes in long-term prospects.

 Reduced Revenues Due to Economic, Political and Market Conditions

  Reductions in public offering, merger and acquisition and securities trading activities, due to any one or more changes in economic, political or market conditions could cause the Company's revenues from investment banking, trading and sales activities to decline materially. The amount and profitability of these activities are affected by many national and international factors, including economic, political and market conditions; level and volatility of interest rates; legislative and regulatory changes; currency values; inflation; flows of funds into and out of mutual and pension funds; and availability of short-term and long-term funding and capital. For example, in 1998, concerns about the economies of Russia and some Asian countries adversely affected underwriting and securities trading activity in the United States.

 Reduced Revenues Due to Declining Market Volume, Price or Liquidity

  As occurred in 1998, the Company's revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in revenue from corporate finance fees, as well as losses from declines in the market value of securities held in trading, investment and underwriting positions, reduced asset management fees and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, the Company has incurred, and may incur in the future, reduced revenues or losses in its principal trading and market-making activities.

 Possibility of Losses Associated with Underwriting Activities

  Participation in underwritings involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities. Increased competition has eroded and is expected to continue to erode underwriting spreads. Another result of increased competition is that revenues from individual underwriting transactions have been increasingly allocated among a greater number of co-managers, which has resulted in reduced revenues for certain transactions. For example, in 1998, FBRC saw the average revenue per transaction decrease by approximately 50%. FBRC's underwriting business is very competitive and is expected to remain so in the near future.

 Net Capital Requirements

  Underwriting commitments require a charge against net capital and, accordingly, the Company's ability to make underwriting commitments may be limited by the requirement that it must at all times have sufficient capital to meet the applicable net capital regulations. See "Net Capital Requirements" above.

 Focus on Relatively Few Industries

  As a result of its dependence on revenues related to securities issued by companies in specific industry sectors, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, could adversely affect the Company's operating results and financial condition. In 1998, the specialty finance companies, equity REITs and mortgage REITS on which the Company focused experienced a significant downturn which in turn adversely affected the Company. Securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons. For example, underwriting activities in the financial services industry decreased significantly starting in the third quarter of calendar 1998 and, to date, have not recovered. Underwriting and brokerage activity can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations, or by changes in long-term prospects for particular companies, industries or industry segments.

  The financial services, technology, REIT and consolidation sectors, and to a lesser extent the insurance and energy sectors, account for the majority of the Company's investment banking, asset management and research activities, exposing the Company to potential downturns in these industries. The Company also derives a significant portion of its revenues from institutional brokerage transactions related to the securities of companies in these sectors. In the past, revenues from such institutional brokerage transactions have declined when underwriting activities in these industry sectors declined, the volume of trading on Nasdaq or the NYSE declined, or when industry sectors or individual companies reported results below investors' expectations.

 Significant Fluctuations in Quarterly Operating Results

  The Company's revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including the number of underwriting and merger and acquisition transactions completed by the Company's clients, access to public markets for companies in which the Company has invested as a principal, the valuations of the Company's principal investments and the investments of funds managed by the Company, the level of institutional and retail brokerage transactions, the timing of recording of asset management fees and special allocations of income, variations in expenditures for personnel, litigation expenses, and expenses of establishing new business units. The Company's revenues from underwriting transactions are recorded only when the underwriting is completed. Revenues from merger and acquisition transactions are recorded only when the services have been rendered and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of the Company's recognition of revenue from a significant transaction may be delayed and can materially affect the Company's quarterly operating results. The Company's cost structure currently is oriented to meet a level of demand for underwriting and corporate finance transactions experienced prior to the second half of 1998. As a result, despite the variability of professional incentive compensation, the Company could experience losses if demand for these transactions returns to the levels that the Company experienced in the second half of 1998. Due to the foregoing and other factors, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Competition for Retaining and Recruiting Personnel

  The Company's business is dependent on the highly skilled, and often highly specialized, individuals it employs. Retention of research, investment banking, sales and trading, asset management, venture capital, mezzanine lending, and management and administrative professionals is particularly important to the Company's prospects. The Company's strategy is to establish relationships with the Company's prospective corporate clients in advance of any transaction, and to maintain such relationships over the long term by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. Such relationships depend in part upon the individual employees who represent the Company in its dealings with such clients. In addition, research professionals contribute significantly to the Company's ability to secure a role in managing public offerings and in executing trades in the secondary market. From time to time, other companies in the securities industry have experienced losses of professionals in all areas of the securities business. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of certain non-brokerage U.S. and foreign financial services companies, commercial banks and other investment banks targeting or increasing their efforts in some of the same industries that the Company serves. While the Company has historically experienced little turnover in professional employees, there can be no assurance that losses of key personnel due to such competition or otherwise will not occur in the future. The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company's operating results.

  Although the Company made certain targeted personnel reductions in 1998, the Company experienced overall growth in the number of its personnel in 1998 (and expects to experience continued growth) in specific areas of its business which it has targeted for growth. Competition for employees with the qualifications desired by the Company is intense, especially with respect to research, asset management and investment banking professionals with expertise in industries in which underwriting or advisory activity is robust. Competition for the recruiting and retention of employees has recently increased elements of the Company's compensation costs, and the Company expects that continuing competition may cause its compensation costs to continue to increase. There can be no assurance that the Company will be able to recruit a sufficient number of new employees with the desired qualifications in a timely manner. The failure to recruit new employees could have a material adverse effect on the Company's future operating results.

  While the Company generally does not have employment agreements with its employees, it attempts to retain its employees with incentives, such as bonus plans, the grant of warrants to purchase the stock of companies that the Company has received for investment banking services and the grant of options to employees to buy Company stock that vests over a number of years of employment. The Company regularly reviews its compensation policies, including stock incentives, however, these policies may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the value of the Company's stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. See "Business--Employees" and "Management."

  Prior to becoming a public company, the Company had issued Common Stock to certain employees subject to an agreement among the Company's shareholders, which required shareholders leaving the Company's employ to sell their Common Stock back to the Company at book value. In connection with the FBR IPO, the shareholders agreement was terminated. Consequently, employee shareholders are no longer required to sell at book value their Common Stock to the Company upon leaving employment at the Company and will be able to sell their Common Stock in the public market. This change could result in a higher level of attrition of senior employees than the Company had historically experienced.

 Significant Competition from Larger Securities Firms

  The Company is engaged in the highly competitive securities brokerage and financial services businesses. It competes directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms and smaller "niche" players. The Company's industry focus also subjects it to direct competition from a number of specialty securities firms and smaller investment banking boutiques that specialize in providing services to those industry sectors.

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

  Recent rapid advancements in computing and communications technology, in particular delivery of sales and trading services via the Internet, are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. Provision of these services may entail considerable cost without an offsetting source of revenue. See "Business--Competition."

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

 Potential Conflicts of Interest

  Executive officers, directors and employees of the Company from time to time invest, or receive a profit interest, in investments in private or public companies or investment funds in which the Company, or an affiliate of the Company, is an investor or for which the Company carries out investment banking assignments, on which it publishes research or in whose securities it acts as a market maker. In addition, the Company has in the past organized and may in the future organize businesses, such as its private investment vehicles, in which employees of the Company may acquire minority interests. There are risks that, as a result of such investment or profit interest, a director, officer or employee may take actions that would conflict with the best interests of the Company. In addition, certain members of senior management of the Company are actively involved in managing investment funds operated by the Company which could create a conflict of interest to the extent these officers are aware of inside information concerning potential investment targets from their other activities with the Company or to the extent these officials wish to invest in companies for which FBR is underwriting securities. The Company has in place compliance procedures and practices designed to ensure that such inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in the Company's investment banking clients. No assurance can be provided that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of such officials to make potentially profitable investments on behalf of those funds. See "Business--Asset Management".

 Possibility of Losses Associated with Principal and Trading Activities

  The Company's securities trading and market-making activities are primarily conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit, leverage, counterparty and liquidity risks. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity and price. The Company from time to time has large position concentrations in securities of, or commitments to, a single issuer, or issuers engaged in a specific industry, particularly as a result of the Company's underwriting activities. The Company tends to concentrate its trading and investment positions in a more limited number of industry sectors and companies than some other broker-dealers, which might result in higher trading and investment losses than would occur if the Company's positions and activities were less concentrated. For example, in 1998, the Company experienced significant marketmaking losses due to the downturn in the two of the industries on which it focuses - specialty finance industry and REITs. See "Business--Risk Management."


 Litigation and Potential Securities Laws Liability

  Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation from its other business activities, including its activities as a broker-dealer. As the Company intends actively to defend any such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits against the Company could have a material adverse effect on the Company's operating results and financial condition. See "Item 3.--Legal Proceedings."

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

 Management of Growth

  Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls and facilities, which could cause the Company's operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the securities industry, the Company is and will continue to be highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that its current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD rules has changed as the size and complexity of the Company's business has changed. As the Company has grown and continues to grow, the Company has implemented and continues to implement additional formal compliance procedures to reflect such growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect the Company's ability to manage growth. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Accounting, Administration and Operations" above.

 Dependence on Systems and Third Parties

  The Company's business is highly dependent on communications and information systems, including certain systems provided by its clearing broker. Any failure or interruption of the Company's systems, systems of the Company's clearing broker or third party trading systems, could cause delays or other problems in the Company's securities trading activities, which could have a material adverse effect on the Company's operating results. Such failures and interruptions may result from the inability of certain computing systems (including those of the Company, its clearing broker, Nasdaq and other third party vendors) to recognize the year 2000. There can be no assurance that the year 2000 issue can be resolved prior to the upcoming change in the century. Although the Company may incur substantial costs, particularly costs resulting from charges by its third party service providers, in correcting year 2000 issues. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Matters Related to the Company's Information Systems". In addition, the Company's principal disaster recovery system is provided by its clearing broker. There can be no assurance that the Company or its clearing broker will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's or its clearing broker's back-up procedures and capabilities in the event of any such failure or interruption will be adequate. See "Business--Accounting, Administration and Operations."

 Dependence upon Availability of Capital and Funding

  The Company's business is dependent upon the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, the Company has satisfied these needs from equity contributions, internally generated funds and loans from third parties. The Company's IPO in December 1997 alleviated in part the Company's funding and capital needs, however, there can be no assurance that any, or sufficient, funding or regulatory capital will continue to be available to the Company in the future on terms that are acceptable to it. See "Business--Regulation," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview," "-- Liquidity and Capital Resources."

 Control of the Company; Anti-Takeover Effects of Certain Charter Provisions

  The Company's Articles of Incorporation and Bylaws, as well as Virginia corporate law, contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Class A Common Stock. Certain of these provisions allow the Company to issue, without shareholder approval, preferred stock having rights senior to those of Common Stock. Other provisions impose various procedural and other requirements that could make it more difficult for shareholders to affect certain corporate actions.

ITEM 2. PROPERTIES

  The Company leases four floors of its headquarters building totaling approximately 69,000 square feet. The Company also leases approximately 8,000 square feet for its offices in Irvine, California, London, England and Boston, Massachusetts. The Company believes that its present facilities, together with its current options to extend lease terms and occupy additional space, are adequate for its current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently a defendant or plaintiff in any material lawsuits or arbitrations. The Company is a defendant in a small number of civil lawsuits relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the results of operations of the Company in a future period, depending in part on the results for such period. However, based on management's review of these matters with counsel, management believes that any result of these actions against the Company will not have a material adverse effect on either the consolidated financial condition of the Company or on the results of operations of the Company.

  Many aspects of the Company's business involve substantial risks of liability, litigation and arbitration. As both an underwriter and as a broker-dealer, the Company is exposed to potential liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, as well as with respect to the handling of customer accounts. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages as of December 31, 1998 are as follows:

          NAME               AGE                      POSITIONS
  Emanuel J. Friedman.....   52   Chairman and Chief Executive Officer; Director
  Eric F. Billings........   46   Vice Chairman and Chief Operating Officer;
                                   Director
  W. Russell Ramsey.......   39   President and Secretary; Director
  Eric Y. Generous........   38   Executive Vice President and Chief Financial
                                   Officer
  Nicholas J. Nichols.....   58   Executive Vice President and Director of
                                   Compliance
  Robert S. Smith.........   39   Executive Vice President and General Counsel
  Kurt R. Harrington......   46   Treasurer and Chief Accounting Officer


Emanuel J. Friedman

  Mr. Friedman is Chairman and Chief Executive Officer of FBR. He has continuously served as Chairman and Chief Executive Officer since co-founding the Company in 1989. He serves as a director of FBR-Asset. He manages FBR Ashton, Limited Partnership and FBR Private Equity Fund, L.P. Mr. Friedman founded the Friedman, Billings & Ramsey Charitable Foundation, Inc., a charitable foundation, in 1993 and currently serves as a director. Mr. Friedman entered the securities industry in 1973 when he joined Legg Mason Wood Walker & Co., Inc., and from 1985 until 1989 he was Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

Eric F. Billings

  Mr. Billings is Vice Chairman and Chief Operating Officer of FBR. He has continuously served as Vice Chairman and Chief Operating Officer since co-founding the Company in 1989. He serves as Chief Executive Officer and as a director of FBR-Asset. He also manages FBR Weston, Limited Partnership. Mr. Billings entered the securities industry in 1982 when he joined Legg Mason Wood Walker & Co., Inc., and from 1984 until 1989 served as Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

W. Russell Ramsey

  Mr. Ramsey is President and Secretary of FBR. He has continuously served as President since co-founding the Company in 1989. Prior to co-founding FBR, Mr. Ramsey served as Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm. Mr. Ramsey serves as a director of Building One Services Corporation, a publicly-held company engaged in the consolidation of the building management industry.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market for trading the Company's common stock is the New York Stock Exchange. Set forth below are the high and low sale prices of the Company's common stock for each quarter for the year ended December 31, 1998 and for the quarter ended December 31, 1997.

                           HIGH           LOW
                         --------       --------
1998
----

Fourth Quarter            7 3/4            3 3/4

Third Quarter            16 5/16           5

Second Quarter           21               13 3/4

First Quarter            17 13/16         14

1997
----

Fourth Quarter*          21 3/4           17 15/16

_______________________________________________
   *The effective date of the Company's initial public offering was December 22, 1997

  According to the records of the Company's transfer agent, the Company had approximately 74 shareholders of record as of December 31, 1998. Because many shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial shareholders represented by these record holders.

  The Company's policy is to reinvest earnings in the Company in order to fund future growth. The Company, therefore, has not paid and does not plan to declare dividends on its common stock, at this time. The Company repurchased 1,036,092 shares of its common stock in 1998 and issued 126,055 shares pursuant to its Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

  "Selected Consolidated Financial Information" for the years 1994 through 1998, on page 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, filed as Exhibit 13.01 to this Form 10-K, is incorporated by reference into this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 29 of the Company's Annual Report to shareholders for the year ended December 31, 1998, filed as Exhibit 13.01 to this Form 10-K, is incorporated by reference into this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by Item 8 is set forth in Item 14 of this report.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 20, 1999 under the headings "Proposal No. 1-- Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 20, 1999 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 20, 1999 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is incorporated by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 20, 1999 under the heading "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following consolidated financial statements of the Company included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, filed as Exhibit 13.01 to this Form 10-K, are incorporated by reference into this Item 14:

          Consolidated Balance Sheets - Years ended 1998 and 1997 (page 30)

          Consolidated Statements of Operations - Years ended 1998, 1997 and 1996 (page 31)

          Consolidated Statements of Changes in Shareholders' Equity - Years ended 1998, 1997 and 1996 (page 32)

          Consolidated Statements of Cash Flows - Years ended 1998, 1997 and 1996 (page 33)

          Notes to Consolidated Financial Statements (pages 34 through 43)

          Report of Independent Public Accountants (page 44)

 2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

 3. Exhibits identified in parenthesis below are on file with the SEC as part of the Company's Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE
--------       -------------
3.01           -- Registrant's Articles of Incorporation. (Exhibit 3.01)
3.02           -- Registrant's Bylaws. (Exhibit 3.03)
4.01           -- Form of Specimen Certificate for Registrant's Class A Common
                  Stock. (Exhibit 4.01)
10.01          -- Revolving Subordinated Loan Agreement, between Custodial Trust
                  Company and Friedman, Billings, Ramsey & Co., dated August 4,
                  1998.
10.02          -- The 1997 Employee Stock Purchase Plan. (Exhibit 10.05)
10.03          -- The 1997 Stock and Annual Incentive Plan. (Exhibit 10.06)
10.04          -- The Non-Employee Director Stock Compensation Plan. (Exhibit
10.07)
10.05          -- The Key Employee Incentive Plan. (Exhibit 10.08)
13.01          -- Annual Report to Shareholders for the Year ended December 31,
1998
21.01          -- List of Subsidiaries of the Registrant.
23.01          -- Consent of Independent Public Accountants
27.01          -- Financial Data Schedule.
99.01          -- Memorandum of Understanding between the Company and PNC Bank
Corp., dated as of October 28, 1997. (Exhibit 99.01)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Friedman, Billings, Ramsey Group, Inc.

March   , 1999                By:  /s/ W. Russell Ramsey
-----------------                  --------------------------------------------
                                   W. Russell Ramsey
Date                               President and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March    , 1999                           By:  /s/ Emanuel J. Friedman
------------------                             ----------------------------------------------
                                               Emanuel J. Friedman, Chairman of the Board of
Date                                           Directors, Chief Executive Officer (Principal
                                               Executive Officer)

March   , 1999                            By:  /s/ Eric F. Billings
------------------                             ----------------------------------------------
                                               Eric F. Billings, Vice Chairman of the Board of
Date                                           Directors and Chief Operating Officer

March   , 1999                            By:  /s/ W. Russell Ramsey
------------------                             ----------------------------------------------
Date                                           W. Russell Ramsey, President, Secretary and
                                               Director

March   , 1999                            By:  /s/ Eric Y. Generous
------------------                             ----------------------------------------------
Date                                           Eric Y. Generous, Chief Financial Officer
                                               (Principal Financial Officer)

March   , 1999                            By:  /s/ Kurt R. Harrington
------------------                             ----------------------------------------------
Date                                           Kurt R. Harrington, Treasurer (Principal
                                               Accounting Officer)

March   , 1999                            By:  /s/ Wallace L. Timmeny
------------------                             ----------------------------------------------
Date                                           Wallace L. Timmeny, Director


March   , 1999                            By:  /s/ Mark R. Warner
------------------                             ----------------------------------------------
Date                                           Mark R. Warner, Director