Form 10-Q
period 1999-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1999-05-17
CIK 1048750

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Title                                    Outstanding

Class A Common Stock                     12,381,099 shares as of April 30, 1999
Class B Common Stock                     36,305,929 shares as of April 30, 1999

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                              Page Number (s)
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED)

         Consolidated Balance Sheets-
            March 31, 1999 and December 31, 1998                    3

         Consolidated Statements of Operations-
            Three Months Ended March 31, 1999 and 1998              4

         Consolidated Statements of Cash Flows-
            Three Months Ended March 31, 1999 and 1998              5

         Notes to Consolidated Financial Statements               6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                  9-12

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK                  12

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K                               13

SIGNATURES                                                         13

EXHIBIT INDEX                                                      13

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                                                            (UNAUDITED)
                                                                             MARCH 31,       DECEMBER 31,
                                                                               1999             1998
                                                                             ----------      ------------
ASSETS

 Cash and cash equivalents                                                    $ 38,431       $ 46,827
 Receivables:
   Investment banking                                                            3,317          3,075
   Asset management fees                                                         5,305          5,108
   Income taxes                                                                  1,300          8,795
   Affiliates                                                                    7,149          6,871
   Other                                                                         1,354            967
 Due from clearing broker                                                       19,347         10,721
 Marketable trading securities, at market value:
   Corporate equities                                                            6,935          8,709
   Corporate bonds                                                               5,411          4,441
 Long-term investments                                                          93,702         97,157
 Deferred tax asset                                                              2,402          2,402
 Furniture, equipment and leasehold improvements,
   net of accumulated depreciation and
   amortization of $3,631 and $3,467, respectively                               6,242          6,946
 Prepaid expenses and other assets                                               2,997          3,097
                                                                              --------       --------
   TOTAL ASSETS                                                               $193,892       $205,116
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Trading account securities sold but not yet purchased, at market value:
   Corporate equities                                                         $  2,475       $  2,527
   Corporate bonds                                                                   -            365
 Accounts payable and accrued expenses                                           5,945          8,226
 Accrued compensation and benefits                                               6,820          5,185
 Long-term secured loans                                                         1,776          1,911
                                                                              --------       --------
   Total liabilities                                                            17,016         18,214
                                                                              --------       --------

 Commitments and contingencies (Note 8)                                              -              -

SHAREHOLDERS' EQUITY:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                       -              -
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 13,723,071 and 13,716,571 issued, respectively                      137            137
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   36,305,929 and 36,312,429 issued and outstanding, respectively                  363            363
 Additional paid-in capital                                                    208,525        208,525
 Treasury stock, at cost, 1,295,872 and 910,037 shares, respectively            (9,496)        (7,081)
 Accumulated other comprehensive loss                                          (23,792)       (16,136)
 Retained earnings                                                               1,139          1,094
                                                                              --------       --------
   Total shareholders' equity                                                  176,876        186,902
                                                                              --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $193,892       $205,116
                                                                              ========       ========

                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                         ---------------
                                                                      1999             1998
                                                                     -------           -------
REVENUES:
 Underwriting                                                        $ 3,171           $47,710
 Corporate finance                                                     2,877             3,661
 Principal sales credits                                               7,277             9,034
 Agency commissions                                                    2,819             3,708
 Trading gains and losses, net                                        (1,216)           (5,921)
 Investment gains and losses, net                                      2,261             3,004
 Asset management                                                      2,337             3,169
 Interest and dividends                                                2,543             3,619
                                                                     -------           -------
  Total revenues                                                      22,069            67,984
                                                                     -------           -------

EXPENSES:
 Compensation and benefits                                            14,238            28,343
 Business development and professional services                        2,594             6,806
 Clearing and brokerage fees                                           1,014             1,343
 Occupancy and equipment                                               1,562               764
 Communications                                                          924               826
 Interest expense                                                        507             1,659
 Other operating expenses                                              1,185             2,507
                                                                     -------           -------
  Total expenses                                                      22,024            42,248
                                                                     -------           -------

NET INCOME BEFORE TAXES                                                   45            25,736
 Income tax provision                                                      -            10,157
                                                                     -------           -------
NET INCOME                                                           $    45           $15,579
                                                                     =======           =======

Basic and diluted earnings per share                                 $  0.00           $  0.31
                                                                     =======           =======

Weighted average shares outstanding:
 Basic                                                                49,034            50,029
                                                                     =======           =======
 Diluted                                                              49,214            50,029
                                                                     =======           =======


                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                         ---------------

                                                          1999       1998
                                                        -------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    45   $  15,579
  Noncash items included in earnings--
      Income and incentive income on
        long-term investments                            (2,334)     (4,551)
      Depreciation and amortization                         575         168
      Deferred income taxes                                   -      10,079
      Other                                                (267)          -
  Changes in operating assets:
    Receivables--
      Investment banking                                   (242)       (704)
      Asset management fees                                  81      (1,038)
      Income taxes                                        7,495           -
      Affiliates                                             85        (764)
      Other                                                 339       1,059
    Due from clearing broker                             (8,626)   (180,741)
    Marketable trading securities                           804      (7,871)
    Prepaid expenses and other assets                       100      (2,552)
  Changes in operating liabilities:
    Due to issuer-underwriting                                -     129,560
    Trading account securities sold but not
      yet purchased                                        (417)     57,043
    Net repayments on short-term subordinated loans           -     (40,000)
    Accounts payable and accrued expenses                (2,281)     (4,383)
    Accrued compensation and benefits                     1,635       3,684
                                                        -------   ---------
      Net cash used in operating activities              (3,008)    (25,432)
                                                        -------   ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchases of fixed assets                                (161)       (234)
  Purchases of long-term investments, net                (2,677)     (8,866)
                                                        -------   ---------
      Net cash used in investing activities              (2,838)     (9,100)
                                                        -------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term secured loans                    (135)       (122)
  Purchases of treasury stock                            (2,415)          -
  Dividends                                                   -     (24,000)
                                                        -------   ---------
      Net cash used in financing activities              (2,550)    (24,122)
                                                        -------   ---------

Net decrease in cash and cash equivalents                (8,396)    (58,654)
Cash and cash equivalents, beginning of period           46,827     207,691
                                                        -------   ---------
Cash and cash equivalents, end of period                $38,431   $ 149,037
                                                        =======   =========

                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

2.  SUMMARIZED INCOME STATEMENT INFORMATION:

    The Company's investment in FBR Asset Investment Corporation of $22.7 million represents 24% of the Company's total investments and 12% of the Company's total assets as of March 31, 1999. The following table summarizes FBR Asset Investment Corporation's income statement information for the three months ended March 31, 1999 and 1998 (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                        1999             1998
                                                      --------          -------
 Gross revenues                                       $ 5,165           $ 2,550
 Total expenses                                         2,457               153
                                                      -------           -------
 Net income                                           $ 2,708           $ 2,397
                                                      =======           =======

3.  COMPREHENSIVE INCOME (LOSS):

    The components of comprehensive income (loss) are as follows (in thousands):

                                                              Three Months Ended
                                                                    March 31,
                                                              1999         1998
                                                            -------       ------
 Net income                                                 $    45      $15,579
 Other comprehensive income (loss):
     Net unrealized investment losses on
         available-for-sale securities and investment
         in FBR Asset Investment Corporation                 (7,656)           -
                                                            -------      -------
 Comprehensive income (loss)                                $(7,611)     $15,579
                                                            =======      =======

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.  EXECUTIVE OFFICER COMPENSATION:

    During 1999, the Company's Executive Officer Directors are eligible for bonuses under the 1997 Key Employee Incentive Plan (the "Plan") based on two components. First, Executive Officer Directors are eligible to participate in a bonus pool of up to 20% of the Company's pre-tax income (before payment of the bonuses), adjusted for certain expense items that are excluded from pre-tax income. The 20% pool is subject to a cap related to the ratio of compensation expense (excluding certain items) to total revenues. Second, Executive Officer Directors are eligible to participate in a bonus pool of $6 million.
Eligibility for the $6 million pool is based on a formula tied to the performance of the Company's principal broker-dealer's trading operations without reference to the overall profitability of the Company. During the quarter ended March 31, 1999, the Company recorded $750,000 of compensation expense related to the Plan.

5.  INCOME TAXES:

    As of March 31, 1999, the Company had net operating losses ("NOL") for tax purposes of approximately $23.7 million that expire through 2018. The Company maintains a partial valuation allowance related to the NOL because, based on the weight of available evidence, it is more likely than not that a portion of the NOL may not be realized. As a result of recording the valuation allowance, based on current evidence, the Company estimates that no income tax provision will be recorded in the Statement of Operations until the Company earns more than $13.5 million in taxable net income.

6.  EARNINGS PER SHARE:

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive securities. The following is a reconciliation of the basic and diluted share calculation for the quarter ended March 31, 1999:

    Weighted average common shares-basic      49,033,867
    Effect of dilutive securities:
      Stock options - 2,078,560 shares           180,331
                                              ----------
    Weighted average common shares-diluted    49,214,198
                                              ==========

    Options to purchase 3,929,020 and 4,336,400 shares of common stock were outstanding, as of March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

7.  NET CAPITAL REQUIREMENTS:

    The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. As of March 31, 1999, the broker-dealer subsidiaries had aggregate net capital of $46.5 million, which exceeded the requirement by $45.6 million.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8.  COMMITMENTS AND CONTINGENCIES:

    The Company is not currently a defendant or plaintiff in any material lawsuits or arbitration. The Company is a defendant in a small number of civil lawsuits relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's results of operations in a future period, depending in part on the results for such period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

    Many aspects of the Company's business involve substantial risks of liability, litigation and arbitration. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends actively to defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits against the Company could materially affect the Company's operating results and financial condition.

9.  SUBSEQUENT EVENT:

    In April 1999, the Company announced the formation of fbr.com, a division of FBR Investment Services, Inc. ("FBRIS"), engaged in online investment banking activities. FBRIS is a wholly owned broker-dealer subsidiary of the Company. The Company is currently allocating a portion of its initial public offering stock allocations to online investors. In the near future, the Company also intends to offer venture capital investments online.

10. SEGMENT INFORMATION:

    The Company considers its capital markets and asset management operations to be two separate reportable segments. Parent company interest income, income taxes and administration expenses are not allocated to the segments and, therefore, are included in the "Other" column below. There are no significant revenue transactions between the segments. The following table illustrates the financial information for both segments for the three months ended March 31, 1999 and 1998 (in thousands):


                             Capital     Asset               Consolidated
                             Markets   Management   Other      Totals
                             -------   ----------   -----    ------------
March 31, 1999
--------------
    Total revenues           $ 16,456    $  5,501    $  112     $ 22,069
    Pre-tax income (loss)      (2,262)      2,895      (588)          45

March 31, 1998
--------------
    Total revenues             60,837       6,098     1,049       67,984
    Pre-tax income             20,951       4,224       561       25,736

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 1999 and 1998, and the Notes thereto and the Company's 1998 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

   The Company's business activities are linked to the capital markets, particularly capital raising, and to securities sales and trading activities which are, by their nature, highly competitive and subject to general market conditions. These activities include merger and acquisition (M&A) and advisory services, capital-raising, proprietary investments and asset management services. Revenue generated from these activities, by nature, tends to be unpredictable. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control, including the state of the economy, securities market conditions, competitive conditions and the size and timing of transactions.

   General market conditions improved considerably during the first quarter of 1999, however, the market for securities of companies in the major industries on which the Company focuses, such as the real estate and financial services sectors, did not show significant improvement. As a result, the Company's revenues, in particular, investment banking, and profits continued to be negatively impacted. However, subsequent to the end of the quarter, the Company has begun to see increased capital markets activity.

RECENT DEVELOPMENTS

   On April 15, 1999, the Company announced the formation of fbr.com, a division of a broker-dealer subsidiary of the Company. With fbr.com, the Company believes it is the first leading public IPO underwriter to make the individual online investor a major focus of its IPO strategy. The Company intends to place a portion of all its IPO stock allocations in the hands of online investors. On May 12, 1999, the Company completed its first online public offering by selling 55% of its allocation of shares of the CareerBuilder, Inc. underwriting transaction to online investors. In the near future, the Company plans to add brokerage services, financial news and other related content to the IPOs and research that it has already made available online. Additionally, fbr.com will make venture capital and private investment partnerships available to sophisticated, accredited investors. The Company may incur substantial costs during the remainder of the year related to the organization and initial business operations of fbr.com.

   On May 4, 1999, the Company engaged in its first major transaction in the energy industry by lead managing a $165 million public equity offering for Key Energy Services, Inc., the world's largest land-based well servicing firm.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   The Company's net income and basic and diluted earnings per share decreased 100% from $15.6 million and $0.31, respectively, for the quarter ended March 31, 1998, to $45,000 and $0.00, respectively, for the quarter ended March 31, 1999. Total revenues decreased 68% from $68.0 million in 1998 to $22.1 million in 1999 primarily due to decreased underwriting activity.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998, CONTINUED

   Underwriting revenue decreased 93% from $47.7 million in 1998 to $3.2 million in 1999. During the quarter ended March 31, 1999, the Company managed four public offerings raising $279 million and generating $3.2 million in revenues. During the first quarter of 1998, the Company completed eleven transactions, including one of the largest offerings in the Company's history that generated $22.9 million in revenues. The average size of security transactions managed decreased from $127 million in 1998 to $70 million in 1999. The decrease in underwriting revenue is attributed to (1) the decline in the size of transactions, (2) the continuation of declining prices and inactivity in the markets for securities of companies in the financial services and real estate sectors, two of the Company's primary areas of focus and (3) the decline in the Company's average allocation of shares sold in each deal from 45% in 1998 to 18% in 1999, due to the fact that the Company completed fewer lead managed deals in 1999.

   Corporate finance revenue decreased 21% from $3.7 million in 1998 to $2.9 million in 1999 due to a decrease in M&A and other advisory fee revenue that generated $2.1 million in revenues in 1998 and $0.6 million in 1999, offset by an increase in the revenue earned from private placement transactions. In the first quarter of 1999, the Company completed two private placements generating $2.3 million compared to two transactions during the first quarter of 1998 with revenues of $1.6 million.

   Principal sales credits decreased 19% from $9.0 million in 1998 to $7.3 million in 1999. This decrease was due to lower volumes of activity in the Company's NASDAQ trading, in addition to lower spreads. Due to the fact that the Company completed fewer managed transactions in the fourth quarter of 1998 and the first quarter of 1999, secondary trading related to deals also decreased.

   Agency commissions decreased 24% from $3.7 million in 1998 to $2.8 million in 1999. This decrease was due to the decline in securities transaction volume due, in part, to the completion of fewer managed transactions, discussed above.

   Net trading and investment gains/(losses) changed from $(2.9) million in 1998 to $1.0 million in 1999. This change is attributed to a significant management effort to reduce trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which the Company is a market maker. This reduction has limited exposure of the Company's broker-dealer trading inventories to downturns in the markets for these securities resulting in a 79% decrease in trading losses. During the first quarter of 1999, the Company also recorded $1.7 million of revenues related to its investments in private investment partnerships compared to $3.0 million in the first quarter of 1998. In 1999, investment gains related to the Company's investment in FBR Asset Investment Corporation, a real estate investment trust ("REIT"), were $0.6 million.

   Asset management revenue decreased 26% from $3.2 million in 1998 to $2.3 million in 1999. In 1998, the Company earned $1.6 million in incentive income related to one private investment partnership compared to none in 1999. However, base management fees increased 44% from $1.6 million in 1998 to $2.3 million in 1999 due to the change in the mix in assets under management to higher base-fee vehicles.

   Interest and dividends decreased 30% from $3.6 million in 1998 to $2.5 million in 1999. This decrease is due primarily to a decrease in the Company's invested net assets in income-producing vehicles. As of March 31, 1998, the Company had $149 million invested in money market securities and short-term interest-bearing securities compared to $38 million as of March 31, 1999.

   Total expenses decreased 48% from $42.2 million in 1998 to $22.0 million in 1999 due primarily to lower variable compensation expense associated with lower investment banking revenue and a decrease in the amount of executive compensation.

   Compensation and benefits expense decreased 50% from $28.3 million in 1998 to $14.2 million in 1999 primarily due to a decline in variable investment banking compensation, directly related to the decrease in investment banking revenues, offset by a $5.9 million reduction of 1997 bonus accruals in 1998. Executive officer bonus compensation also declined from $6.4 million in 1998 to $750,000 in 1999.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998, CONTINUED

   Business development and professional services decreased 62% from $6.8 million in 1998 to $2.6 million in 1999 primarily due to lower investment banking expenses related to the decline in transactions.

   Clearing and brokerage fees decreased 24% from $1.3 million in 1998 to $1.0 million in 1999 due to a decline in the volume of sales and trading activity. As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees decreased slightly from 10.5% in 1998 to 10.0% in 1999.

   Occupancy and equipment expense increased 104% from $0.8 million in 1998 to $1.6 million in 1999 due to the expansion of office space and an increase in depreciation expense related to computer and telecommunications equipment and furniture for the expanded facilities.

    Interest expense decreased 69% from $1.7 million in 1998 to $0.5 million in 1999 due to a decline in margin interest expense attributable to the significant decrease in securities trading inventories.

   Other expenses decreased 53% from $2.5 million in 1998 to $1.2 million in 1999 due to management's efforts to reduce or eliminate non-revenue-producing expenses and other overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1999, the Company's principal assets consist of cash and cash equivalents, receivables, including a receivable from its clearing broker, securities held for trading purposes and long-term investments. Liquid assets consist primarily of cash and cash equivalents of $38.4 million and a receivable for cash on deposit with the Company's clearing broker of $19.3 million. Long-term investments consist of a $22.7 million investment in FBR Asset Investment Corporation, a REIT, $28.0 million of investments in private investment partnerships, $25.1 million of FBR Business Development Fund investments, $13.9 million of available-for-sale securities and $4.0 million of debt in privately held companies. Although investments in the private investment partnerships are for the most part illiquid, the underlying investments of such partnerships are mostly in publicly traded, liquid equity and debt securities.

   Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), a wholly owned broker-dealer subsidiary of the Company, is registered with the SEC and is a member of the NASD. As such, it is subject to minimum net capital requirements. As of March 31, 1999, FBRC was required to maintain minimum regulatory net capital of $0.9 million and had total regulatory net capital of $46.1 million which was $45.2 million in excess of its requirement. The Company's other broker-dealer subsidiaries were in compliance with all applicable regulatory capital requirements as of March 31, 1999.

   Management believes that the Company's current level of equity capital and committed line of credit, combined with funds anticipated to be generated from operations, are adequate to meet its liquidity and regulatory capital requirements associated with its broker-dealer activities. The Company may, however, seek debt or equity financing to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The Company's policy is to evaluate acquisition opportunities as they arise.

   The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. In evaluating the Company's anticipated capital needs and current cash resources during 1998, the Company's Board of Directors authorized a share repurchase program of up to 2.5 million shares of the Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,421,927 shares as of March 31, 1999.

WARRANTS

   In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the corporation's respective offering price. Due to the restrictions on the warrants and the underlying securities, the Company carries the warrants at a nominal value, and will recognize any potential, future revenues and profits, if any, only when realized. In 1999, the Company may grant options, related to the underlying securities of the warrants, to certain key employees, subject to vesting provisions that require continued employment with the Company for a period of time. As of March 31, 1999, details of the warrants are as follows:

                                     Number of  Exercise  March 31, 1999  Expiration
                                     Warrants    Price    Closing Price      Date
                                     ---------  --------  --------------  ----------
American Capital Strategies, Ltd.      442,751    $15.00        $17.1250    08/29/02
Capital Automotive REIT              1,277,794     15.00         12.4375    02/12/03
Building One Services Corporation    1,130,000     20.00         17.1875    11/25/01
East West Bank                         375,500     10.00          8.9375    06/12/03
Local Financial Corporation            591,000     10.00          9.3125    09/08/02
Styling Technology Corporation         101,500     12.00         12.6875    11/21/01
FBR Asset Investment Corporation       970,805     20.00        *13.0000    12/11/07
Xypoint Corporation                    285,107      2.10         *2.0000    07/10/03
UOL Publishing, Inc.                    36,500     4.625          4.0000    09/16/03
Resource Asset Investment Trust        141,667     15.00         11.7500    01/08/03

* Represents the market price of the underlying unregistered security in recent Rule 144a transaction trading.

ITEM 3.  CHANGES IN INFORMATION ABOUT MARKET RISK

     None.

FORWARD-LOOKING STATEMENTS


   The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements include, but are not limited to, those relating to growth, new business initiatives, principal investment activities, levels of activity, levels of assets under management and capital levels and availability. Such statements are subject to various risks and uncertainties and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and there is no assurance that results for any present or future period will be consistent with such statements or comparable to those attained in any prior period. Actual results could differ materially from those currently anticipated due to a number of factors, including: (i) general economic and market conditions, (ii) competitive conditions within the securities industry,
(iii) changes in demand for investment banking and securities brokerage services, (iv) changes in the industries in which the Company is active, (v) changes in interest rates, loan delinquency rates, stock market volume and prices, and mutual fund, 401(k) and pension plan inflows or outflows, (vi) changes in the securities and banking laws and regulations, (vii) trading and principal investment activities, (viii) availability of adequate financing to support the Company's business, (ix) potential restrictions on the withdrawal of capital from certain subsidiaries of the Company due to net capital requirements, (x) failure of the Company, its vendors or other third parties to achieve year 2000 compliance, (xi) the Company's ability to recruit and retain key employees, (xii) the availability of technology and the Company's ability to implement necessary technologies, and (xiii) litigation and arbitration. For a more detailed explanation of these and other risks and uncertainties, refer to "Business - Factors Affecting the Company's Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Business Risk and - Matters Related to Year 2000" in the Company's Annual Report on Form 10-K for 1998, incorporated herein by reference. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (27) Financial data schedule


         (b)  Reports on Form 8-K
              Press release regarding fbr.com on 4/15/99

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Friedman, Billings, Ramsey Group, Inc.

     05/14/99        By:         /s/ Eric Y. Generous
 ----------------       ----------------------------------------------------
      Date              Eric Y. Generous, Chief Financial Officer (Principal
                        Financial Officer)

     05/14/99        By:         /s/ Kurt R. Harrington
 ----------------       ----------------------------------------------------
      Date              Kurt R. Harrington, Treasurer (Principal Accounting
                        Officer)

EXHIBIT INDEX

EXHIBIT 27.01        Financial Data Schedule.