Form 10-Q
period 1999-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1999-08-16
CIK 1048750

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title                                   Outstanding

Class A Common Stock                    12,608,888 shares as of July 31, 1999
Class B Common Stock                    36,272,929 shares as of July 31, 1999

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                Page Number (s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (unaudited)

     Consolidated Balance Sheets-
       June 30, 1999 and December 31, 1998                              3

     Consolidated Statements of Operations-
       Three Months Ended June 30, 1999 and 1998                        4
       Six Months Ended June 30, 1999 and 1998                          5

     Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1999 and 1998                          6

     Notes to Consolidated Financial Statements                        7-10

Item 2. Management's Discussion and Analysis of Financial

                Condition and Results of Operations                   11-17

Item 3.  Changes in Information About Market Risk                        18

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          18-19

Item 6.  Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                               19

EXHIBIT INDEX                                                            19


                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                         (Unaudited)
                                                                           June 30,    December 31,
                                                                            1999           1998
                                                                           --------       --------
ASSETS
 Cash and cash equivalents                                                 $ 38,094       $ 46,827
 Receivables:
   Investment banking                                                         4,280          3,075
   Asset management fees                                                      6,483          5,108
   Income taxes                                                               1,300          8,795
   Affiliates                                                                 7,224          6,871
   Other                                                                      1,371            967
 Due from clearing broker                                                    29,305         10,721
 Marketable trading securities, at market value:
   Corporate equities                                                         5,618          8,709
   Corporate bonds                                                            3,062          4,441
 Long-term investments                                                      123,214         97,157
 Deferred tax asset                                                           2,402          2,402
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $4,144 and $3,467, respectively                                            6,516          6,946
 Prepaid expenses and other assets                                            2,852          3,097
                                                                           --------       --------
   Total assets                                                            $231,721       $205,116
                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:
   Corporate equities                                                      $  2,495    $  2,527
   Corporate bonds                                                              135         365
 Due to issuer                                                               19,700           -
 Accounts payable and accrued expenses                                       12,414       8,226
 Accrued compensation and benefits                                            7,486       5,185
 Long-term secured loans                                                      1,639       1,911
                                                                           --------    --------
   Total liabilities                                                         43,869      18,214
                                                                           --------    --------
 Commitments and contingencies (Note 10)                                          -           -
Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                    -           -
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 13,756,071 and 13,716,571 issued, respectively                   137         137
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   36,272,929 and 36,312,429 issued and outstanding, respectively               363         363
 Additional paid-in capital                                                 208,180     208,525
 Treasury stock, at cost, 1,147,183 and 910,037 shares, respectively         (8,371)     (7,081)
 Accumulated other comprehensive loss                                       (19,445)    (16,136)
 Retained earnings                                                            6,988       1,094
                                                                           --------    --------
   Total shareholders' equity                                               187,852     186,902
                                                                           --------    --------
   Total liabilities and shareholders' equity                              $231,721    $205,116
                                                                           ========    ========

                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                  (Unaudited)


                                                    Three Months
                                                   Ended June 30,
                                              ------------------------
                                                  1999            1998
                                              -----------    ---------
Revenues:
 Investment banking:
     Underwriting                                  $ 9,245    $16,313
     Corporate finance                               5,820     29,615
 Institutional brokerage:
     Principal sales credits                         6,952      7,639
     Agency commissions                              3,749      4,336
 Gains and losses, net:
     Trading                                          (148)    (8,316)
     Investment                                      9,863       (242)
 Asset management                                    2,522      2,306
 Interest and dividends                              2,376      5,683
                                                   -------    -------
     Total revenues                                 40,379     57,334
                                                   -------    -------



Expenses:
 Compensation and benefits                          22,109     28,899
 Business development and professional services      5,908      8,259
 Clearing and brokerage fees                         1,195      1,649
 Occupancy and equipment                             1,422        900
 Communications                                        913        877
 Interest expense                                      494      1,468
 Other operating expenses                            2,489      2,689
                                                   -------    -------
     Total expenses                                 34,530     44,741
                                                   -------    -------


Net income before taxes                              5,849     12,593
 Income tax provision                                    -      5,160
                                                   -------    -------
Net income                                         $ 5,849    $ 7,433
                                                   =======    =======
Basic and diluted earnings per share               $  0.12    $  0.15
                                                   =======    =======


Weighted average shares outstanding:
 Basic                                              48,692     50,029
                                                   =======    =======

 Diluted                                            49,703     50,029
                                                   =======    =======





                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                  (Unaudited)


                                                     Six Months
                                                   Ended June 30,
                                              ------------------------
                                                 1999           1998
                                              -----------    ---------
Revenues:
 Investment banking:
     Underwriting                                   $12,416   $ 64,023
     Corporate finance                                8,697     33,276
 Institutional brokerage:
     Principal sales credits                         14,229     16,673
     Agency commissions                               6,568      8,044
 Gains and losses, net:
     Trading                                         (1,364)   (14,237)
     Investment                                      12,124      2,762
 Asset management                                     4,859      5,475
 Interest and dividends                               4,919      9,302
                                                    -------   --------
     Total revenues                                  62,448    125,318
                                                    -------   --------
Expenses:
 Compensation and benefits                           36,347     57,242
 Business development and professional services       8,502     15,065
 Clearing and brokerage fees                          2,209      2,992
 Occupancy and equipment                              2,984      1,664
 Communications                                       1,837      1,703
 Interest expense                                     1,001      3,127
 Other operating expenses                             3,674      5,196
                                                    -------   --------
     Total expenses                                  56,554     86,989
                                                    -------   --------
Net income before taxes                               5,894     38,329
 Income tax provision                                     -     15,317
                                                    -------   --------
Net income                                          $ 5,894   $ 23,012
                                                    =======   ========
Basic and diluted earnings per share                $  0.12   $   0.46
                                                    =======   ========
Weighted average shares outstanding:
 Basic                                               48,862     50,029
                                                    =======   ========
 Diluted                                             49,564     50,029
                                                    =======   ========

                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                          Six Months
                                                         Ended June 30,
                                                       ------------------
                                                        1999       1998
                                                       -------   --------
Cash flows from operating activities:
  Net income                                           $  5,894   $  23,012
  Non-cash items included in earnings--
      Income and incentive income on
        long-term investments                           (10,351)     (4,751)
      Depreciation and amortization                       1,093         484
      Deferred income taxes                                   -       2,012
      Other                                                (321)          -
  Changes in operating assets:
    Receivables--
      Investment banking                                 (1,205)     (2,333)
      Asset management fees                              (1,096)     (1,472)
      Income taxes                                        7,495       4,509
      Affiliates                                              9      (1,816)
      Other                                                 396      (6,373)
    Due from clearing broker                            (18,584)    (35,971)
    Marketable trading securities                         4,470     (59,207)
    Prepaid expenses and other assets                       245      (2,024)
  Changes in operating liabilities:
    Due to issuer                                             -      23,183
    Trading account securities sold but not
      yet purchased                                        (262)      2,491
    Net repayments on short-term subordinated loans           -     (40,000)
    Accounts payable and accrued expenses                 4,188      (6,031)
    Accrued compensation and benefits                     2,301      11,199
                                                       --------   ---------
      Net cash used in operating activities              (5,728)    (93,088)
                                                       --------   ---------

Cash flows from investment activities:
  Purchases of fixed assets                                (954)     (3,205)
  Purchases of investments, net                            (145)    (15,905)
                                                       --------   ---------
      Net cash used in investing activities              (1,099)    (19,110)
                                                       --------   ---------

Cash flows from financing activities:
  Repayments of long-term secured loans                    (272)       (247)
  Purchases of treasury stock                            (1,634)          -
  Dividends                                                   -     (24,000)
                                                       --------   ---------
      Net cash used in financing activities              (1,906)    (24,247)
                                                       --------   ---------

Net decrease in cash and cash equivalents                (8,733)   (136,445)
Cash and cash equivalents, beginning of period           46,827     207,691
                                                       --------   ---------
Cash and cash equivalents, end of period               $ 38,094   $  71,246
                                                       ========   =========


Non-cash transaction: On June 30, 1999, the Company purchased a $19.7 million investment that settled subsequent to the trade date (Note 4). The payable for the investment has been recorded in "Due to issuer" in the Company's balance sheet.


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


2. Summarized Income Statement Information:

   The Company's investment in FBR Asset Investment Corporation of $24.0 million represents 19% of the Company's total investments and 10% of the Company's total assets as of June 30, 1999. The following table summarizes FBR Asset Investment Corporation's income statement information for the periods presented (in thousands):

                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
                                            1999      1998       1999      1998
                                         -------   -------    -------   -------
   Gross revenues                        $ 5,420   $ 3,102    $10,585   $ 5,652
   Total expenses                         (2,341)   (1,033)    (4,798)   (1,186)
                                         -------   -------    -------   -------
   Net income before investment gains      3,079     2,069      5,787     4,466
   Investment gains                          743         -        743         -
                                         -------   -------    -------   -------
   Net income                            $ 3,822   $ 2,069    $ 6,530   $ 4,466
                                         =======   =======    =======   =======


3. Comprehensive Income:

   The components of comprehensive income are as follows (in thousands):

                                                           Three Months Six Months
                                                        Ended June 30,  Ended June 30,

                                                       1999      1998      1999      1998
                                                     --------  --------  --------  --------
   Net income                                         $ 5,849   $7,433  $ 5,894    $23,012
   Other comprehensive income (loss):
    Net unrealized investment gains (losses) on
     available-for-sale securities and investment
     in FBR Asset Investment Corporation                4,347        -   (3,309)         -
                                                      -------   ------  -------    -------
   Comprehensive income                               $10,196   $7,433  $ 2,585    $23,012
                                                      =======   ======  =======    =======

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

4. Imperial Credit Industries, Inc. Investment:

   On June 30, 1999, the Company purchased 800,000 shares of Series B, 11.5%, $25 liquidation value per share, cumulative preferred stock of Imperial Credit Industries, Inc. ("ICII") in a private transaction. The Company paid $19.7 million for this investment. With respect to rights to receive dividends and other distributions, the Series B preferred stock ranks senior to any other class or series of shares issued by ICII. The investment earns dividends according to the following annual rate schedule:



                       Period                           Coupon
                       ------                           ------

           July 1, 1999 - December 31, 1999               11.5%
           January 1, 2000 - March 31, 2000               14.5%
           April 1, 2000 - June 30, 2000                  17.5%
           July 1, 2000 - September 30, 2000              20.5%
           October 1, 2000 - December 31, 2000            23.5%
           January 1, 2001 - April 30, 2007               25.0%

    Dividends will be declared quarterly. The Series B preferred stock shall be redeemable at any time, at the option of ICII, at 103% of the sum of the liquidation preference (if redemption occurs on or before December 31, 1999) plus unpaid accrued dividends. At any time after December 31, 1999, the redemption price shall be 105% of the sum of the liquidation preference plus unpaid accrued dividends. On May 1, 2007, the mandatory redemption date, ICII shall be required to redeem all outstanding Series B preferred stock at $25 plus accrued dividends.

   The Company carries the investment at estimated market value. Unrealized gains and/or losses will be recorded in earnings.

5. Sale of Warrants:

   During the quarter ended June 30, 1999, the Company sold warrants to purchase the common stock of Building One Services Corporation ("BOSS") to Boss Investment L.L.C. The Company received the warrants in 1997 when it acted as the lead manager in the initial public offering of BOSS' predecessor company's stock. The Company recorded $2.1 million of investment gains related to the sale of these warrants in the quarter ended June 30, 1999.

6. Executive Officer Compensation:

   During 1999, the Company's Executive Officer Directors are eligible for bonuses under the 1997 Key Employee Incentive Plan (the "Plan") based on two components. First, Executive Officer Directors are eligible to participate in a bonus pool of up to 20% of the Company's pre-tax income (before payment of the bonuses), adjusted for certain expense items that are excluded from pre-tax income. The 20% pool is subject to a cap related to the ratio of compensation expense (excluding certain items) to total revenues. Second, Executive Officer Directors are eligible to participate in a bonus pool of $6.0 million. Eligibility for the $6.0 million pool is based on a formula tied to the performance of the Company's principal broker-dealer's trading operations without reference to the overall profitability of the Company. During the three and six months ended June 30, 1999, the Company recorded $2.6 million and $3.4 million of compensation expense, respectively, related to the Plan. During the three and six months ended June 30, 1998, the Company recorded $3.2 million and $9.6 million of compensation expense, respectively, related to the 1997 Stock and Annual Incentive Plan.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

7.  Income Taxes:

   As of June 30, 1999, the Company had net operating losses ("NOL") for tax purposes of approximately $19.0 million that expire through 2018. The Company maintains a partial valuation allowance related to the NOL because, based on the weight of available evidence, it is more likely than not that a portion of the NOL may not be realized. As a result of recording the valuation allowance, based on current evidence, the Company estimates that no income tax provision will be recorded in the Statement of Operations until the Company earns an additional $7.3 million in taxable net income.

8.  Net Capital Requirements:

   The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. As of June 30, 1999, the broker-dealer subsidiaries had aggregate net capital of $28.1 million, which exceeded the requirement by $25.7 million.

9. Earnings Per Share:

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive securities. The following is a reconciliation of the basic and diluted share calculations:

                                           For the Three   For the Six
                                           Months Ended    Months Ended

                                          June 30, 1999    June 30, 1999
                                          -------------    -------------

Weighted average common shares-basic          48,691,961     48,861,969
Effect of dilutive securities:
 Stock options  2,079,030 and 2,054,030
  shares, respectively                         1,010,664        701,582
                                           -------------  -------------

Weighted average common shares-diluted        49,702,625     49,563,551
                                           =============  =============


   In addition to the options disclosed above, options to purchase 3,945,850 and 4,257,400 shares of common stock were outstanding, as of June 30, 1999 and 1998, respectively, but were not included in the computations of diluted earnings per share because their effect would be anti-dilutive.


10. Commitments and Contingencies:


   As of June 30, 1999, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's results of operations in a future period, depending in part on the results for such period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company. During the quarter ended June 30, 1999, the Company recorded $1.0 million in other operating costs representing management's estimate of the Company's aggregate increase in exposure related to pending and threatened litigation.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

10.  Commitments and Contingencies, continued:

   Many aspects of the Company's business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends actively to defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company's operating results and financial condition.

11. Employee Stock Purchase Plan:

   On June 30, 1999, the Company issued 194,789 shares of previously repurchased Class A Common Stock to employees, in accordance with the 1997 Employee Stock Purchase Plan. The shares were issued at a per share price of $5.53, representing 85% of the market value of the Company's common stock on January 1, 1999 (the first day of the offering period). The excess of the average cost of treasury stock issued of $7.30 over the issuance price of $5.53 totaled $344,777 and was charged to additional paid-in capital.

12. Segment Information:

   The Company considers its capital markets and asset management operations to be two separate reportable segments. Parent company interest income, income taxes and administration expenses are not allocated to the segments and, therefore, are included in the "Other" column below. There are no significant revenue transactions between the segments. The following table illustrates the financial information for both segments for the periods presented (in thousands):


                                    Capital     Asset          Consolidated
                                    Markets  Management   Other   Totals
                                    -------  ----------   -----   ------
Three Months Ended June 30, 1999
--------------------------------
   Total revenues                    $29,562   $10,194  $   623    $40,379
   Pre-tax income (loss)                 283     7,583   (2,017)     5,849

Three Months Ended June 30, 1998
----------------------------------
   Total revenues                     53,741     2,943      650     57,334
   Pre-tax income                     10,854     1,591      148     12,593

Six Months Ended June 30, 1999
------------------------------
   Total revenues                     46,018    15,695      735     62,448
   Pre-tax income (loss)              (1,979)   10,478   (2,605)     5,894

Six Months Ended June 30, 1998
------------------------------
   Total revenues                    114,578    9,041     1,699    125,318
   Pre-tax income                     31,805    5,815       709     38,329


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 1999 and 1998, and the Notes thereto and the Company's 1998 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

   The Company's business activities are linked to the capital markets, particularly capital raising, and to securities sales and trading activities which are, by their nature, highly competitive and subject to general market conditions. These activities include capital raising, merger and acquisition (M&A) and advisory services, proprietary investments and asset management services. Revenue generated from these activities, by nature, tends to be unpredictable. Consequently, the Company's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond the Company's control, including the state of the economy, securities market conditions, competitive conditions and the size and timing of transactions. In order to remain flexible with the ever-changing securities industry, the Company is continuing to seek to diversify its businesses, which includes enhancing its asset management segment through the creation of new venture funds and other proprietary investment partnerships.

RECENT DEVELOPMENTS

fbr.com
-------

   In the last two years, procedures for conducting trading and other securities transactions have changed dramatically due to the rise of online trading over the Internet. Industry market reports estimate that one in every seven equity trades is made online. The underwriting of securities increasingly involves the use of the Internet. In order to capitalize on these trends and enhance its core business via the Internet, during the second quarter of 1999, the Company introduced fbr.com, an online investment bank and electronic brokerage. fbr.com is a division of FBR Investment Services, Inc. ("FBRIS"), a wholly owned broker-dealer subsidiary of the Company, formed in February 1997 and registered as a broker-dealer under the name FBR Direct, Inc. in June 1997. Management believes it can leverage its strengths in underwriting, research and proprietary investment vehicles by offering these services online via fbr.com. Since announcing fbr.com on April 15, 1999, the Company has offered shares of five equity offerings online.

   The Company may incur significant marketing, compensation, and technology costs related to fbr.com operations. During the quarter ended June 30, 1999, the Company hired new personnel, principally customer service representatives, and plans to hire additional employees throughout the remainder of 1999. Costs related to fbr.com start-up and operations amounted to $1.8 million during the quarter ended June 30, 1999, of which $1.0 million were expensed in the Company's Statement of Operations and $0.8 million were capitalized as software and equipment costs. The Company will amortize/depreciate the software and equipment costs over their estimated useful lives.

   Subsequent to June 30, 1999, the Company leased commercial office space near its headquarters for an 80-seat customer service call center, continued the development of its online trading systems with third-party developers and initiated a marketing effort. Management estimates that costs related to the development, execution and marketing of fbr.com may significantly increase during the remainder of the year, and, in turn, the Company's profits during 1999 may be reduced or eliminated.

   Management believes that brand awareness is vitally important in the online securities industry. In July, 1999, the Company engaged a national advertising agency with experience in the financial services industry to develop and execute a brand awareness campaign for fbr.com. The Company may spend up to $25 million over the next several quarters related to this campaign, which includes print and broadcast advertising costs.

Strategic Alliance with Fidelity Investments
--------------------------------------------

   On August 12, 1999, the Company announced a strategic alliance with Fidelity Investments ("Fidelity") in which Fidelity will participate in the distribution of securities underwritten by the Company. Under the alliance, the Company will invite Fidelity to participate as a selling group member in selected offerings underwritten by the Company. Initially, the two firms will focus their efforts on certain industry sectors that make up the Company's core research and underwriting capabilities and include technology, real estate, regional banks, thrifts, specialty finance companies, energy and healthcare. In the future, both firms may explore potential business relationships in other business areas, including asset management, research and electronic trading of securities.

RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998

   The Company's revenues decreased 30% from $57.3 million in 1998 to $40.4 million in 1999. Net income decreased 21% from $7.4 million in 1998 to $5.8 million in 1999. The Company's basic and diluted earnings per share decreased 20% from $0.15 in 1998 to $0.12 in 1999. The decrease in net income was primarily related to lower investment banking activity offset by an increase in investment gains and a decrease in trading losses. In addition, during 1999, the Company increased litigation accruals and incurred fbr.com start-up costs.

   Underwriting revenue decreased 43% from $16.3 million in 1998 to $9.2 million in 1999. During the quarter ended June 30, 1999, the Company managed seven public offerings raising $513 million and generating $9.2 million in revenues. During the second quarter of 1998, the Company completed ten transactions raising $1.2 billion and generating $16.3 million in revenues. The average size of transactions managed decreased from $119.4 million in 1998 to $73.3 million in 1999. The decrease in underwriting revenue is attributed to (1) the decline in the size of completed transactions and the size of the Company's proportionate fee and (2) fewer completed deals attributed to the continuation of lower prices and reduced activity in the markets for securities of companies in the financial services and real estate sectors, two of the Company's primary areas of focus.

   Corporate finance revenue decreased 80% from $29.6 million in 1998 to $5.8 million in 1999 due primarily to a decrease in the number of private placement transactions completed. In 1999, the Company completed two private placements generating $0.7 million in revenues compared to five completed transactions in 1998 that generated $22.3 million in revenues. In the second quarter of 1998, the Company completed one of the largest private placement transactions in its history from which it generated revenues of $17.8 million. M&A and advisory fee revenue also decreased from $7.3 million in 1998 to $5.1 million in 1999 due to a decline in the number of deals completed and retainer fees earned.

   Principal sales credits decreased 9% from $7.6 million in 1998 to $7.0 million in 1999. This decrease was attributed to lower volumes in the Company's NASDAQ trading, notably, in the real estate and financial services sectors, two of the Company's primary industries. In addition, the Company completed fewer underwriting transactions during 1999 than in 1998, resulting in less secondary trading following the completion of deals.


   Agency commissions decreased 14% from $4.3 million in 1998 to $3.7 million in 1999. This decrease was attributed to the decline in securities transaction volume due, in part, to the completion of fewer managed transactions, discussed above.

   Net trading losses decreased 98% from $(8.3) million in 1998 to $(0.1) million in 1999. The decrease in trading losses is attributed to a significant management effort to reduce broker-dealer trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which the Company is a market maker. This reduction has limited exposure of the Company's broker-dealer trading inventories to future downturns in the markets.

Three months ended June 30, 1999 compared to three months ended June 30, 1998, continued

   Net investment gains/(losses) changed from $(0.2) million in 1998 to $9.9 million in 1999. Investment gains in 1999 include: $2.1 million resulting from the sale of Building One Services Corporation warrants; $4.9 million related to the Company's investments in proprietary investment partnerships; and $2.0 million related to the Company's investment in FBR Asset Investment Corporation. Investment gains increased in 1999 due, in part, to higher returns generated by two of the Company's investments in proprietary investment partnerships. Although the Company realized investment gains during 1999, unrealized losses related to the Company's investments totaled $19.4 million as of June 30, 1999. If and when management determines that the decline in value of these investments is "other than temporary", a portion or all of the losses will be realized as investment losses in the Statement of Operations during the period in which the determination is made. The Company's investment portfolio is also exposed to future downturns in the markets and preferred and debt securities are exposed to deterioration of credit and credit defaults.

   Asset management revenue increased 9% from $2.3 million in 1998 to $2.5 million in 1999. This increase was due primarily to an increase in base management fees earned from technology venture capital funds. During 1999, the Company completed the close of a second technology venture capital fund. The Company recorded $0.2 million in base management fees in 1999 related to this fund.

   Interest and dividends decreased 58% from $5.7 million in 1998 to $2.4 million in 1999. This decrease is due primarily to a decrease in the Company's trading inventory from which dividend income may be earned. During 1998, the Company recorded $2.0 million of dividend income, including two dividends totaling $1.0 million, from two significant trading positions, compared to $0.1 million in 1999. Net interest revenue (net of interest expense) decreased 18% from $2.2 million in 1998 to $1.8 million in 1999 due to a decrease in the Company's invested net assets in income-producing vehicles.

   Total expenses decreased 23% from $44.7 million in 1998 to $34.5 million in 1999 due primarily to lower variable compensation expense and lower investment banking expenses associated with the decrease in investment banking revenues, and a decrease in the amount of executive compensation due, in part, to the decline in profits.

   Compensation and benefits expense decreased 23% from $28.9 million in 1998 to $22.1 million in 1999. This decrease was primarily due to a decline in variable investment banking compensation, directly related to the decrease in investment banking revenues, offset by a $1.4 million reduction of 1997 bonus accruals in 1998. Executive officer bonus compensation also declined from $3.2 million in 1998 to $2.6 million in 1999.

   Business development and professional services decreased 28% from $8.3 million in 1998 to $5.9 million in 1999 primarily due to a $1.2 million decrease in legal costs and a $1.1 million decrease in travel and meals expenses associated with lower investment banking activity. This decrease is offset by $0.6 million of professional fees and other promotional expenses in 1999 related to the launch of fbr.com.

   Clearing and brokerage fees decreased 28% from $1.6 million in 1998 to $1.2 million in 1999 due to a decline in the volume of sales and trading activity.
As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees decreased from 13.8% in 1998 to 11.2% in 1999 due to lower rates charged by the Company's principal clearing broker.

   Occupancy and equipment expense increased 58% from $0.9 million in 1998 to $1.4 million in 1999 due to the expansion of office space and an increase in depreciation expense related to computer and telecommunications equipment and
furniture for the expanded facilities.   As a result of the expansion, office
rent expense increased $0.2 million in 1999 compared to 1998, and depreciation and amortization expense increased $0.2 million in 1999 compared to 1998.

Three months ended June 30, 1999 compared to three months ended June 30, 1998, continued

   Other operating expenses decreased 7% from $2.7 million in 1998 to $2.5 million in 1999 due to the reduction or elimination of certain non-revenue-producing expenses and other overhead costs such as printing and copying and other office expenses, offset by a $1.0 million charge for litigation accruals.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

   The Company's revenues decreased 50% from $125.3 million in 1998 to $62.4 million in 1999. Net income decreased 74% from $23.0 million in 1998 to $5.9 million in 1999. The Company's basic and diluted earnings per share decreased 74% from $0.46 in 1998 to $0.12 in 1999. The decrease in net income was primarily related to lower investment banking activity offset by an increase in investment gains and a decrease in trading losses. In addition, during 1999, the Company increased litigation accruals and incurred fbr.com start-up costs.

   Underwriting revenue decreased 81% from $64.0 million in 1998 to $12.4 million in 1999. During 1999, the Company managed eleven public offerings raising $791.9 million and generating $12.4 million in revenues. During 1998, the Company completed twenty-one transactions raising $2.6 billion and generating $64.0 million in revenues. In 1998, the Company completed one of the largest public offerings in its history from which it earned $22.9 million in revenues. The average size of transactions managed decreased from $123.4 million in 1998 to $72.0 million in 1999. The decrease in underwriting revenue is attributed to (1) the decline in the size of completed transactions and the size of the Company's proportionate fee and (2) fewer completed deals attributed to the continuation of lower prices and reduced activity in the markets for securities of companies in the financial services and real estate sectors, two of the Company's primary areas of focus.

   Corporate finance revenue decreased 74% from $33.3 million in 1998 to $8.7 million in 1999 due primarily to a decrease in the number of private placement transactions completed and a decrease in M&A and other advisory fee revenue. In 1999, the Company completed four private placements generating $3.0 million in revenues compared to seven completed transactions in 1998 that generated $23.9 million in revenues. In 1998, the Company completed one of the largest private placement transactions in its history from which it generated revenue of $17.8 million. M&A and advisory fee revenue also decreased from $9.4 million in 1998 to $5.7 million in 1999 due to a decline in the number of deals completed and retainer fees earned.

   Principal sales credits decreased 15% from $16.7 million in 1998 to $14.2 million in 1999. This decrease was due to lower volumes in the Company's NASDAQ trading, notably, in the real estate and financial services sectors, two of the Company's primary industries. In addition, the Company completed fewer underwriting transactions during 1999 than in 1998, resulting in less secondary trading following the completion of deals.


   Agency commissions decreased 18% from $8.0 million in 1998 to $6.6 million in 1999. This decrease was attributed to the decline in securities transaction volume due, in part, to the completion of fewer managed transactions, discussed above.

   Net trading losses decreased 90% from $(14.2) million in 1998 to $(1.4) million in 1999. The decrease in trading losses is attributed to a significant management effort to reduce trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which the Company is a market maker. This reduction has limited exposure of the Company's broker-dealer trading inventories to future downturns in the markets.

Six months ended June 30, 1999 compared to six months ended June 30, 1998, continued

   Net investment gains increased 339% from $2.8 million in 1998 to $12.1 million in 1999. Investment gains in 1998 were generated solely from the Company's investments in proprietary investment partnerships. Investment gains in 1999 include: $2.1 million resulting from the sale of Building One Services Corporation warrants; $6.6 million related to the Company's investments in proprietary investment partnerships; and $2.6 million related to the Company's investment in FBR Asset Investment Corporation. Investment gains increased in 1999 due, in part, to higher returns generated by two of the Company's investments in proprietary investment partnerships. Although the Company realized investment gains during 1999, unrealized losses related to the Company's investments totaled $19.4 million as of June 30, 1999. If and when management determines that the decline in value of these investments is "other than temporary", a portion or all of the losses will be realized as investment losses in the Statement of Operations during the period in which the determination is made. The Company's investment portfolio is also exposed to future downturns in the markets and preferred and debt securities are exposed to deterioration of credit and credit defaults.

   Asset management decreased 11% from $5.5 million in 1998 to $4.9 million in 1999. In 1998, the Company earned $1.9 million in incentive income related to one proprietary investment partnership compared to none in 1999. Also in 1998, the Company earned $0.8 million in advisory fees related to its mutual funds compared to $0.3 million in 1999 due to a decline in the average net assets of the mutual funds. However, base management fees earned from proprietary investment partnerships increased 56% from $2.6 million in 1998 to $4.0 million in 1999 due to the change in the mix of assets under management to higher base-fee partnerships, in particular, technology venture capital funds.

   Interest and dividends decreased 47% from $9.3 million in 1998 to $4.9 million in 1999. This decrease is due primarily to a decrease in the Company's trading inventory from which dividend income may be earned. During 1998, the Company recorded $2.3 million of dividend income, including two dividends totaling $1.0 million, from two significant trading positions, compared to $0.3 million in 1999. Net interest revenue (net of interest expense) decreased 8% from $3.9 million in 1998 to $3.6 million in 1999 due to a decrease in the Company's invested net assets in income-producing vehicles.

   Total expenses decreased 35% from $87.0 million in 1998 to $56.6 million in 1999 due primarily to lower variable compensation expense and lower investment banking expenses associated with the decrease in investment banking revenues and a decrease in the amount of executive compensation due, in part, to the decline in profits.

   Compensation and benefits expense decreased 37% from $57.2 million in 1998 to $36.3 million in 1999. This decrease was primarily due to a decline in variable investment banking compensation, directly related to the decrease in investment banking revenues, offset by a $7.3 million reduction of 1997 bonus accruals in 1998. Executive officer bonus compensation also declined from $9.6 million in 1998 to $3.4 million in 1999.

   Business development and professional services decreased 44% from $15.1 million in 1998 to $8.5 million in 1999 primarily due to a decrease in legal costs and travel and meals expenses associated with lower investment banking activity. This decrease is offset by an increase in professional fees and other promotional expenses in 1999 related to the launch of fbr.com.

   Clearing and brokerage fees decreased 26% from $3.0 million in 1998 to $2.2 million in 1999 due to a decline in the volume of sales and trading activity.
As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees decreased from 12.1% in 1998 to 10.6% in 1999 due to lower rates charged by the Company's principal clearing broker.

Six months ended June 30, 1999 compared to six months ended June 30, 1998, continued

   Occupancy and equipment expense increased 79% from $1.7 million in 1998 to $3.0 million in 1999 due to the expansion of office space and an increase in depreciation expense related to computer and telecommunications equipment and
furniture for the expanded facilities.   As a result of the expansion, office
rent expense increased $0.5 million in 1999 compared to 1998, and depreciation and amortization expense increased $0.6 million in 1999 compared to 1998.

   Other operating expenses decreased 29% from $5.2 million in 1998 to $3.7 million in 1999 due to the reduction or elimination of certain non-revenue-producing expenses and other overhead costs such as printing and copying and other office expenses, offset by a $1.0 million charge for litigation accruals.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, the Company's principal assets consist of cash and cash equivalents, receivables, including a receivable from its clearing broker, securities held for trading purposes and long-term investments. Liquid assets consist primarily of cash and cash equivalents of $38.1 million and a receivable for cash on deposit with the Company's clearing broker of $29.3 million.

   As of June 30, 1999, long-term investments consist of the following: $24.0 million investment in FBR Asset Investment Corporation; $33.3 million of investments in proprietary investment partnerships managed by the Company; $27.2 million of debt or preferred instruments issued in non-public transactions by four companies, including three instruments held by FBR Business Development Fund; $19.7 million Imperial Credit Industries, Inc. investment; and $19.0 million of available-for-sale securities. Subsequent to June 30, 1999, the Company paid for the Imperial Credit Industries, Inc. investment with available cash. Long-term investments have increased by $26.1 million from December 31, 1998 to June 30, 1999. This increase was due primarily to investment gains and accrued incentive income of $10.4 million, net of unrealized decreases in the value of available for sale securities of $3.3 million, and the $19.7 million purchase of the Imperial Credit Industries, Inc. investment.

   With respect to long-term investment risk, the Company's primary exposure is to debt and equity price changes and the resulting impact on the Company's long-term investments. The effect of these changes was particularly evident in the volatility of the capital markets in the second half of 1998, as the Company recorded $16.1 million of unrealized investment losses in shareholders' equity, related to its investments in long-term marketable securities and FBR Asset Investment Corporation. As of June 30, 1999, these unrealized investment losses had increased to $19.4 million. To the extent these price declines are determined to be "other than temporary", any resulting losses would be recognized in earnings. In addition, the Company's long-term investments in private debt and preferred equity instruments are subject to credit/concentration risks, which could result in losses recognized in earnings. As of June 30, 1999, the potential loss in the fair value of all of the Company's long-term investments, using a hypothetical 10% decline in reported value, is $12.3 million.

   Friedman, Billings, Ramsey & Co., Inc. ("FBRC") and FBR Investment Services, Inc. ("FBRIS") are wholly owned broker-dealer subsidiaries of the Company and are registered with the SEC and are members of the NASD. As such, they are subject to minimum net capital requirements. As of June 30, 1999, FBRC and FBRIS were required to maintain minimum regulatory net capital of $2.2 million and $0.1 million and had total regulatory net capital of $27.5 million and $0.5 million which was $25.3 million and $0.4 million, respectively, in excess of their requirements.

   The Company is currently funding costs associated with the start up of fbr.com with operating cash and working capital. Management believes that the Company's current level of equity capital and committed line of credit, combined with funds anticipated to be generated from operations, are adequate to meet its liquidity and regulatory capital requirements and other Company activities, including those associated with fbr.com. The Company may, however, seek debt or equity financing, in public or private transactions, to provide capital for corporate purposes and/or to fund fbr.com and other strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays.
The Company's policy is to evaluate strategic business opportunities as they arise.

   The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. In evaluating the Company's anticipated capital needs and current cash resources during 1998, the Company's Board of Directors authorized a share repurchase program of up to 2.5 million shares of the Company's Class A Common Stock. Since announcing the share repurchase program, the Company has purchased 1,468,027 shares as of June 30, 1999.

WARRANTS

   In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the corporation's respective offering price. Due to the restrictions on the warrants and the underlying securities, the Company carries the warrants at a nominal value, and will recognize any potential, future revenues and profits, if any, only when realized. In 1999, the Company granted certain economic rights, related to these warrants, to certain key employees, subject to vesting provisions that require continued employment with the Company for a period of time. As of June 30, 1999, the Company's warrants, after grants to employees and assuming 100% vesting, are as follows:

                                    Number of  Exercise  June 30, 1999   Expiration
                                    Warrants    Price    Closing Price      Date
                                    --------   -------   -------------  -----------
American Capital Strategies, Ltd.    307,335    $15.00      $ 18.250      08/29/02
Capital Automotive REIT              894,464     15.00        13.250      02/12/03
East West Bank                       232,500     10.00       10.0625      06/12/03
Local Financial Corporation          382,000     10.00         9.875      09/08/02
Styling Technology Corporation        71,050     12.00        13.000      11/21/01
FBR Asset Investment Corporation     970,805     20.00       *13.530      12/11/07
Xypoint Corporation                  285,107      2.10        *2.000      07/10/03
UOL Publishing, Inc.                  36,500     4.625         7.250      09/16/03
Resource Asset Investment Trust       99,292     15.00        12.625      01/08/03

   During 1999, the Company granted and sold all of its warrants related to Building One Services Corporation common stock. The Company recorded $2.1 million of investment gains related to the sale of these warrants in the quarter ended June 30, 1999.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company held its Annual Meeting of Shareholders on May 20, 1999 at which shareholders took the following actions:

1. The election of five directors nominated to serve until the next Annual Meeting,

2. The approval of amendments to the 1997 Stock and Annual Incentive Plan to place an annual limit of one million shares on the number of shares of Common Stock that may be allocated to a Plan participant and to specify certain performance criteria for Plan awards; and

3. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for 1999.


   The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 47,683,851 votes were received for this item.



                              For       Against       Abstain
                              ---       -------       -------
   Emanuel J. Friedman    47,621,912     61,939          -
   Eric F. Billings       47,621,912     61,939          -
   W. Russell Ramsey      47,621,912     61,939          -
   Wallace L. Timmeny     47,621,912     61,939          -
   Mark R. Warner         47,621,912     61,939          -

2. Approval of Amendments to 1997 Stock and Annual Incentive Plan: A total of 47,683,851 votes were received for this item.

                       For       Against        Abstain
                       ---       -------        -------
                   44,918,000    526,496       2,239,355

3. Ratification of the Appointment of Arthur Andersen LLP: A total of 47,683,851 votes were received for this item.

                       For       Against        Abstain
                       ---       -------        -------
                   45,444,047     14,679       2,225,125

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             (10) Memorandum of Understanding
             (27) Financial data schedule


        (b)  Reports on Form 8-K
             .  April 15, 1999:  launch of fbr.com
             .  April 29, 1999:  first quarter 1999 results
             .  July 29, 1999:   second quarter 1999 results
             .  August 12, 1999: strategic alliance with Fidelity Investments


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Friedman, Billings, Ramsey Group, Inc.

       08/16/99                 By:        /s/ Eric Y. Generous
   ----------------                ---------------------------------------------
         Date                      Eric Y. Generous, Chief Financial Officer
                                   (Principal Financial Officer)

       08/16/99                 By:        /s/ Kurt R. Harrington
   ----------------                ---------------------------------------------
         Date                      Kurt R. Harrington, Treasurer (Principal
                                   Accounting Officer)

EXHIBIT INDEX

EXHIBIT 10.01                   Memorandum of Understanding

EXHIBIT 27.01                   Financial Data Schedule