Form 10-Q
period 1999-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 1999-11-15
CIK 1048750

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Title                 Outstanding

Class A Common Stock  12,803,888 shares as of October 29, 1999
Class B Common Stock  36,077,929 shares as of October 29, 1999

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                          Page Number(s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)


         Consolidated Balance Sheets-
            September 30, 1999 and December 31, 1998               3

         Consolidated Statements of Operations-
            Three Months Ended September 30, 1999 and 1998         4
            Nine Months Ended September 30, 1999 and 1998          5

         Consolidated Statements of Cash Flows-
            Nine Months Ended September 30, 1999 and 1998          6

         Notes to Consolidated Financial Statements               7-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-19

Item 3.  Changes in Information About Market Risk                  19

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                         20

EXHIBIT INDEX                                                      20

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             (Unaudited)
                                                                            September 30,   December 31,
                                                                                 1999           1998
                                                                            --------------  -------------
ASSETS
 Cash and cash equivalents                                                       $ 23,787       $ 46,827
 Receivables:
   Investment banking                                                               3,032          3,075
   Asset management fees                                                            6,414          5,108
   Income taxes                                                                     1,300          8,795
   Affiliates                                                                       7,703          6,871
   Other                                                                            1,701            967
 Due from clearing broker                                                          13,640         10,721
 Marketable trading securities, at market value:
   Corporate equities                                                              15,574          8,709
   Corporate bonds                                                                  3,181          4,441
 Long-term investments                                                            111,955         97,157
 Deferred tax asset                                                                 2,402          2,402
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $4,831 and $3,467, respectively                                                  9,001          6,946
 Prepaid expenses and other assets                                                  2,422          3,097
                                                                                 --------       --------
   Total assets                                                                  $202,112       $205,116
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:
   Corporate equities                                                            $  1,559       $  2,527
   Corporate bonds                                                                      9            365
 Due to issuer                                                                      7,798              -
 Accounts payable and accrued expenses                                             11,458          8,226
 Accrued compensation and benefits                                                  8,866          5,185
 Long-term secured loans                                                            1,500          1,911
                                                                                 --------       --------
   Total liabilities                                                               31,190         18,214
                                                                                 --------       --------

 Commitments and contingencies (Note 9)                                                 -              -

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                          -              -
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 13,935,071 and 13,716,571 issued, respectively                         139            137
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   36,093,929 and 36,312,429 issued and outstanding, respectively                     361            363
 Additional paid-in capital                                                       208,180        208,525
 Treasury stock, at cost, 1,147,183 and 910,037 shares, respectively               (8,371)        (7,081)
 Accumulated other comprehensive loss                                             (13,314)       (16,136)
 Retained earnings (deficit)                                                      (16,073)         1,094
                                                                                 --------       --------
   Total shareholders' equity                                                     170,922        186,902
                                                                                 --------       --------
   Total liabilities and shareholders' equity                                    $202,112       $205,116
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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months
                                                     Ended September 30,
                                                     -------------------
                                                      1999        1998
                                                     -------     -------
Revenues:
 Investment banking:
  Underwriting                                      $  4,026    $  4,040
  Corporate finance                                    2,024       4,417
 Institutional brokerage:
  Principal sales credits                              5,041       7,619
  Agency commissions                                   3,372       3,862
 Gains and losses, net:
  Trading                                               (320)    (39,542)
  Investment                                         (10,557)     (7,480)
 Asset management                                      2,776       2,119
 Interest and dividends                                2,560       3,456
                                                    --------    --------
  Total revenues                                       8,922     (21,509)
                                                    --------    --------

Expenses:
 Compensation and benefits                            16,318      10,870
 Business development and professional services        9,662      10,238
 Clearing and brokerage fees                           1,098       1,603
 Occupancy and equipment                               1,738       1,284
 Communications                                        1,246         834
 Interest expense                                        159       1,553
 Other operating expenses                              1,762       2,838
                                                    --------    --------
  Total expenses                                      31,983      29,220
                                                    --------    --------

Net income (loss) before taxes                       (23,061)    (50,729)
 Income tax provision (benefit)                            -     (15,317)
                                                    --------    --------
Net income (loss)                                   $(23,061)   $(35,412)
                                                    ========    ========

Basic and diluted earnings (loss) per share            $(.47)      $(.71)
                                                    ========    ========

Weighted average shares outstanding                   48,882      49,780
                                                    ========    ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                         Nine Months
                                                      Ended September 30,
                                                      -------------------
                                                      1999          1998
                                                     -------       ------
Revenues:
 Investment banking:
  Underwriting                                      $ 16,442      $ 68,063
  Corporate finance                                   10,721        37,693
 Institutional brokerage:
  Principal sales credits                             19,270        24,292
  Agency commissions                                   9,940        11,906
 Gains and losses, net:
  Trading                                             (1,684)      (53,779)
  Investment                                           1,567        (4,718)
 Asset management                                      7,635         7,594
 Interest and dividends                                7,479        12,758
                                                    --------      --------
  Total revenues                                      71,370       103,809
                                                    --------      --------

Expenses:
 Compensation and benefits                            52,665        68,112
 Business development and professional services       18,164        25,303
 Clearing and brokerage fees                           3,307         4,596
 Occupancy and equipment                               4,722         2,947
 Communications                                        3,083         2,537
 Interest expense                                      1,160         4,680
 Other operating expenses                              5,436         8,034
                                                    --------      --------
  Total expenses                                      88,537       116,209
                                                    --------      --------

Net income (loss) before taxes                       (17,167)      (12,400)
 Income tax provision (benefit)                            -             -
                                                    --------      --------
Net income (loss)                                   $(17,167)     $(12,400)
                                                    ========      ========

Basic and diluted earnings (loss) per share         $   (.35)     $   (.25)
                                                    ========      ========

Weighted average shares outstanding                   48,869        49,945
                                                    ========      ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                            Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                         1999        1998
                                                        ------      -------
Cash flows from operating activities:
  Net income (loss)                                     $(17,167)  $ (12,400)
  Non-cash items included in earnings--
      Net loss and incentive income on
        long-term investments                                144       2,570
      Depreciation and amortization                        1,780         971
      Other                                                 (321)          -
  Changes in operating assets:
    Receivables--
      Investment banking                                      43       2,664
      Asset management fees                               (1,028)     (1,272)
      Income taxes                                         7,495      (8,795)
      Affiliates                                            (469)     (5,919)
      Other                                                   92       1,657
    Due from clearing broker                              (2,919)      7,377
    * Marketable trading securities                        2,193      20,151
    Prepaid expenses and other assets                        675      (1,532)
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                       (1,324)    (13,255)
    Net repayments on short-term subordinated loans            -     (40,000)
    Accounts payable and accrued expenses                  3,232     (19,594)
    Accrued compensation and benefits                      3,681      (7,976)
                                                        --------   ---------
      Net cash used in operating activities               (3,893)    (75,353)
                                                        --------   ---------

Cash flows from investment activities:
  Purchases of fixed assets                               (4,126)     (4,332)
  Purchases of investments, net                          (12,976)    (37,252)
                                                        --------   ---------
      Net cash used in investing activities              (17,102)    (41,584)
                                                        --------   ---------

Cash flows from financing activities:
  Repayments of long-term secured loans                     (411)       (379)
  Purchases of treasury stock                             (1,634)     (5,679)
  Dividends                                                    -     (24,000)
                                                        --------   ---------
      Net cash used in financing activities               (2,045)    (30,058)
                                                        --------   ---------

Net decrease in cash and cash equivalents                (23,040)   (146,995)
Cash and cash equivalents, beginning of period            46,827     205,709
                                                        --------   ---------
Cash and cash equivalents, end of period                $ 23,787   $  58,714
                                                        ========   =========

* Non-cash transaction: On September 30, 1999, the Company signed an underwriting agreement to underwrite $7,798 of marketable securities that settled subsequent to September 30, 1999. The payable for the commitment has been recorded in "Due to issuer" in the Company's balance sheet.

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

2.  Summarized Income Statement Information:

   The Company's investment in FBR Asset Investment Corporation ("FBR Asset") of $23.8 million represents 21% of the Company's total long-term investments and 12% of the Company's total assets as of September 30, 1999. Effective September 29, 1999, FBR Asset's stock is publicly traded on the American Stock Exchange under the symbol "FB". The following table summarizes FBR Asset's income statement information for the periods presented (in thousands):

                                                    Three Months                 Nine Months
                                                 Ended September 30,          Ended September 30,
                                                  1999         1998            1999         1998
                                               ----------   ----------      ----------   ----------
   Gross revenues                               $  4,603      $  6,756       $  15,188     $ 12,408
   Total expenses                                 (2,198)       (3,190)         (6,996)      (4,376)
                                                --------      --------       ---------     --------
   Net income before investment gains              2,405         3,566           8,192        8,032
   Investment gains                                  331             -           1,074            -
                                                --------      --------       ---------     --------
   Net income                                   $  2,736      $  3,566       $   9,266     $  8,032
                                                ========      ========       =========     ========

3.  Comprehensive Loss:

   The components of comprehensive loss are (in thousands):

                                                    Three Months                 Nine Months
                                                 Ended September 30,          Ended September 30,
                                                  1999         1998            1999         1998
                                               ----------   ----------      ----------   ----------
   Net loss                                     $(23,061)     $(35,412)      $(17,167)     $(12,400)
   Other comprehensive income (loss):
    Net unrealized investment gains
     (losses) on available-for-sale
     securities and investment in FBR
     Asset Investment Corporation                  6,131       (14,888)         2,822       (14,888)
                                                --------      --------       --------      --------
   Comprehensive loss                           $(16,930)     $(50,300)      $(14,345)     $(27,288)
                                                ========      ========       =========     ========

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. Available-for-Sale Investment Depreciation:

   During the quarter ended September 30, 1999, the Company recognized in earnings unrealized depreciation of $6.5 million related to one available-for-sale investment. In accordance with Financial Accounting Standard No. 115 ("SFAS No. 115"), unrealized depreciation related to available-for-sale investments should be recognized in earnings when the depreciation is considered "other than temporary." Due to the fact that the depreciation has reduced the Company's shareholder's equity since September 1998, it was reclassified from "accumulated other comprehensive loss" to "investment loss" in September 1999, in accordance with SFAS No. 115. This adjustment did not impact the Company's total shareholders' equity or book value.

5.  Executive Officer Compensation:

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

   During the three and nine months ended September 30, 1999, the Company recorded $0.3 million and $3.8 million of compensation expense, respectively, related to the Plan. During the three months ended September 30, 1998, the Company recorded a reduction of $7.6 million of compensation expense, related to the 1997 Stock and Annual Incentive Plan. The Company did not reflect any executive officer profit sharing compensation expense (the 20% pool) in the Statement of Operations for the nine months ended September 30, 1999 and 1998 because the Company experienced net losses for these periods.

6.  Income Taxes:

   As of September 30, 1999, the Company had net operating losses ("NOL") for tax purposes of approximately $39.2 million that expire through 2018. The Company maintains a partial valuation allowance related to the NOL because, based on the weight of available evidence, it is more likely than not that a portion of the NOL may not be realized. As a result of recording the valuation allowance, based on current evidence, the Company estimates that no income tax provision will be recorded in the Statement of Operations until the Company earns an additional $30.1 million in taxable net income.

7.  Net Capital Requirements:

   The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. As of September 30, 1999, the broker-dealer subsidiaries had aggregate net capital of $14.0 million, which exceeded the requirement by $12.4 million.

8.  Earnings (Loss) Per Share:

   Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive securities.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.  Earnings (Loss) Per Share, continued:

   Options to purchase 6,551,705 and 4,198,900 shares of common stock were outstanding, as of September 30, 1999 and 1998, respectively, but were not included in the computations of diluted earnings (loss) per share because their effect would be anti-dilutive.

9.  Commitments and Contingencies:

   As of September 30, 1999, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations in a future period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


10.  Segment Information, continued:

                                             Capital      Asset               Consolidated
                                             Markets   Management    Other       Totals
                                            ---------  -----------  --------  -------------
Three Months Ended September 30, 1999
-------------------------------------
   Total revenues                           $ 16,165      $(7,087)  $  (156)      $  8,922
   Pre-tax income (loss)                     (12,954)      (9,852)     (255)       (23,061)

Three Months Ended September 30, 1998
-------------------------------------
   Total revenues                            (16,456)      (4,944)     (109)       (21,509)
   Pre-tax income (loss)                     (44,614)      (5,919)     (196)       (50,729)


Nine Months Ended September 30, 1999
------------------------------------
   Total revenues                             62,183        8,608       579         71,370
   Pre-tax income (loss)                     (14,933)         626    (2,860)       (17,167)

Nine Months Ended September 30, 1998
------------------------------------
   Total revenues                             98,122        4,097     1,590        103,809
   Pre-tax income (loss)                     (12,809)        (104)      513        (12,400)

11.  Subsequent Events:

Acquisition of Investment Adviser and Bank:
------------------------------------------

   Subsequent to September 30, 1999, the Company announced a definitive agreement to acquire Money Management Associates, LP ("MMA"), a privately-held investment adviser, servicing agent and administrator for 20 mutual funds and Rushmore Trust and Savings, a federally chartered and insured savings bank (together "adviser and bank"). Under the terms of the agreement, the Company will acquire the adviser and bank for $17.5 million in cash at closing and a $10 million non-interest-bearing installment note payable over a ten-year period. The transaction is subject to the approval of regulators and the approval of the shareholders of the related mutual funds.

Redemption of Imperial Credit Industries, Inc. Investment:
---------------------------------------------------------

   In November 1999, Imperial Credit Industries, Inc. ("ICII") redeemed their preferred stock that the Company purchased in the second quarter of 1999. The Company received $20.6 million representing 103% of the Company's original cost, including a 3% redemption fee. The Company also received accrued dividends at an annual rate of 14.5%. As a result of the redemption, the Company's regulatory net capital was increased by approximately $20 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 1999 and 1998, and the Notes thereto and the Company's 1998 Annual Report on Form 10-K.


BUSINESS ENVIRONMENT

   The Company's principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments and asset management services) are linked to the capital markets. In addition, the Company's business activities are primarily focused on small and mid-cap stocks in the bank, financial services, real estate and technology sectors. By their nature, the Company's business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company's areas of focus. During the first three quarters of 1999, with the exception of the technology sector, the sectors on which the Company focuses have under-performed the overall securities markets.

   The Company's revenues, particularly from capital raising, private equity and other principal investment activities, are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

   The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities in the future, have increased the number of companies competing for a similar customer base.

   In order to compete in this increasingly competitive environment, the Company continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives, including the diversification of revenue sources. The Company believes that it is important to diversify and strengthen its revenue base by increasing segments of its business that offer a recurring and more predictable source of revenue.

Strategic Alliance with Fidelity Investments:
--------------------------------------------

   On August 12, 1999, the Company announced a strategic alliance with Fidelity Investments ("Fidelity") in which Fidelity will participate in the distribution of securities underwritten by the Company. Under the alliance, the Company will invite Fidelity to participate in selected offerings underwritten by the Company. Initially, the two firms will focus their efforts on certain industry sectors that make up the Company's core research and underwriting capabilities and include technology, real estate, regional banks, thrifts, specialty finance companies, energy and healthcare. In the future, both firms may explore potential business relationships in other business areas, including asset management, research and electronic trading of securities.

RECENT DEVELOPMENTS

Rushmore Acquisition:
--------------------

   In October 1999, the Company announced a definitive agreement to acquire Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB, Bethesda, Maryland. MMA is a privately-held investment adviser with approximately $887 million in assets under management. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for 20 mutual funds. Rushmore is a federally chartered and federally insured savings bank that offers traditional banking services (lending, deposits, cash management, trust services and serves as a transfer agent and custodian), along with mutual fund accounting. Upon closing, the Company will have new capabilities in traditional banking and cash management services to offer customers. Under the terms of the agreement, the Company will acquire MMA/Rushmore for $17.5 million in cash at closing and a $10 million non-interest-bearing installment note will be payable over a ten-year period. The transaction is subject to the approval of regulators and the shareholders of the Rushmore Funds.

Redemption of Imperial Credit Industries, Inc. Investment:
---------------------------------------------------------

   In November 1999, Imperial Credit Industries, Inc. ("ICII") redeemed their preferred stock that the Company purchased in the second quarter of 1999. The Company received $20.6 million which represents 103% of the Company's original cost, including a 3% redemption fee. The Company also received accrued dividends at an annual rate of 14.5%.


RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

   The Company's revenues changed from $(21.5) million in 1998 to $8.9 million in 1999. Net loss decreased 35% from $35.4 million in 1998 to $23.1 million in 1999. The Company's basic and diluted loss per share decreased 34% from $0.71 in 1998 to $0.47 in 1999. The decrease in net loss was primarily related to lower trading losses offset by an increase in compensation expense.

   Underwriting revenue remained constant at $4.0 million in 1998 and 1999. During the quarter ended September 30, 1999, the Company managed six public offerings raising $294 million and generating $4.0 million in revenues. During the third quarter of 1998, the Company managed four transactions raising $984 million and generating $4.0 million in revenues. The average size of transactions managed decreased from $246.1 million in 1998 to $49.0 million in 1999. While the aggregate dollars raised was greater in 1998 compared to 1999, the Company's allocation of revenue earned as a percentage of total dollars raised increased in 1999 due, in part, to differences in the types of transactions completed and the allocation of revenue among the deal managers.

   Corporate finance revenue decreased 54% from $4.4 million in 1998 to $2.0 million in 1999 due primarily to a decrease in revenue generated from private placement transactions and M&A and advisory service fees. In 1999, the Company completed one private placement generating $0.6 million in revenues compared to one completed transaction in 1998 that generated $1.9 million in revenues. M&A and advisory fee revenue also decreased from $2.5 million in 1998 to $1.4 million in 1999 due to a decline in the number of deals completed and retainer fees earned.

   Principal sales credits decreased 34% from $7.6 million in 1998 to $5.0 million in 1999. This decrease was attributed to lower volumes in the Company's NASDAQ trading, notably, in the real estate and financial services sectors, two of the Company's primary industries of focus.

   Agency commissions decreased 13% from $3.9 million in 1998 to $3.4 million in 1999. This decrease was attributed to the decline in securities transaction volume attributed to less market volatility in the real estate and financial services sectors in 1999 compared to 1998.

Three months ended September 30, 1999 compared to three months ended September 30, 1998, continued

   Net trading losses decreased 99% from $39.5 million in 1998 to $0.3 million in 1999. The decrease in trading losses is attributed to a significant management effort to reduce broker-dealer trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which the Company is a market maker. This reduction has limited the Company's broker-dealer trading inventories' exposure to future downturns in the markets.

   Net investment losses increased 41% from $7.5 million in 1998 to $10.6 million in 1999. Investment losses in 1999 include $6.5 million of "other than temporary" unrealized depreciation related to an available-for-sale investment accounted for under Financial Accounting Standard No. 115 and $4.7 million related to the Company's investments in proprietary investment partnerships. Investment losses in 1998 were primarily related to the Company's investment in one proprietary investment partnership that invests primarily in the financial services sector. Unrealized depreciation related to the Company's investments and included in "accumulated other comprehensive loss" in the Company's balance sheet totaled $13.3 million as of September 30, 1999. If and when management determines that this decline in value is "other than temporary", a portion or all of the depreciation will be recognized as investment losses in the Statement of Operations during the period in which the determination is made. The Company's investment portfolio is also exposed to future downturns in the markets and preferred and debt securities are exposed to deterioration of credit quality and to defaults.

   Asset management revenue increased 31% from $2.1 million in 1998 to $2.8 million in 1999. This increase was due primarily to an increase in base management fees earned from technology venture capital funds. During 1999, the Company raised a second technology venture capital fund.

   Net interest and dividends (net of interest expense) increased 26% from $1.9 million in 1998 to $2.4 million in 1999. This increase is due primarily to an increase in the Company's interest-bearing investments, primarily the Imperial Credit Industries, Inc. investment.

   Total expenses increased 9% from $29.2 million in 1998 to $32.0 million in 1999 due primarily to an increase in variable compensation expense.

   Compensation and benefits expense increased 50% from $10.9 million in 1998 to $16.3 million in 1999. This increase was primarily due to a reduction of executive compensation accruals in 1998. In 1998, the Company reduced executive compensation expense by $7.6 million due to the decline in profits. In 1999, the executive officer compensation reduction was $1.4 million.

   Business development and professional services decreased 6% from $10.2 million in 1998 to $9.7 million in 1999 primarily due to a $3.7 million decrease in investment banking and professional services expenses associated with lower investment banking activity. This decrease is offset by a $3.2 million increase in advertising and other promotional expenses in 1999 related to the launch of fbr.com.

   Clearing and brokerage fees decreased 32% from $1.6 million in 1998 to $1.1 million in 1999 due to a decline in the volume of sales and trading activity.
As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees decreased from 14.0% in 1998 to 13.1% in 1999 due to lower rates charged by the Company's principal clearing broker.

   Occupancy and equipment expense increased 35% from $1.3 million in 1998 to $1.7 million in 1999 primarily due to an increase in depreciation expense related to software, computer and telecommunications equipment for fbr.com's operations.

   Communications expense increased 49% from $0.8 million in 1998 to $1.2 million in 1999 due to an increase in costs associated with an upgrade of the Company's broker-dealer trading system.

Three months ended September 30, 1999 compared to three months ended September 30, 1998, continued

   Other operating expenses decreased 38% from $2.8 million in 1998 to $1.8 million in 1999 due to the decrease in losses related to unsecured customer accounts. In addition, the Company reduced or eliminated certain non-revenue-producing expenses and other overhead costs such as printing and copying and other office management expenses.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

   The Company's revenues decreased 31% from $103.8 million in 1998 to $71.4 million in 1999. Net loss increased 38% from $12.4 million in 1998 to $17.2 million in 1999. The Company's basic and diluted loss per share increased 40% from $0.25 in 1998 to $0.35 in 1999. The increase in net loss was primarily related to lower investment banking activity offset by a decrease in trading losses.

   Underwriting revenue decreased 76% from $68.1 million in 1998 to $16.4 million in 1999. During 1999, the Company managed seventeen public offerings raising $1.1 billion and generating $16.4 million in revenues. During 1998, the Company completed twenty-five transactions raising $3.6 billion and generating $68.1 million in revenues. In 1998, the Company completed one of the largest public offerings in its history from which it earned $22.9 million in revenues. The average size of transactions managed decreased from $144 million in 1998 to $64.0 million in 1999. The decrease in underwriting revenue is attributed to
(1) the decline in the size of completed transactions and the size of the Company's proportionate fee and (2) fewer completed deals attributed to the continuation of lower prices and reduced activity in the markets for securities of companies in the financial services and real estate sectors, two of the Company's primary areas of focus.

   Corporate finance revenue decreased 72% from $37.7 million in 1998 to $10.7 million in 1999 due primarily to a decrease in the number of private placement transactions completed and a decrease in M&A and other advisory fee revenue. In 1999, the Company completed five private placements generating $3.6 million in revenues compared to eight completed transactions in 1998 that generated $25.8 million in revenues. In 1998, the Company completed one of the largest private placement transactions in its history from which it generated revenue of $17.8 million. M&A and advisory fee revenue also decreased from $11.9 million in 1998 to $7.1 million in 1999 due to a decline in the number of deals completed and retainer fees earned.

   Principal sales credits decreased 21% from $24.3 million in 1998 to $19.3 million in 1999. This decrease was due to lower volumes in the Company's NASDAQ trading, notably, in the real estate and financial services sectors, two of the Company's primary industries of focus.

   Agency commissions decreased 17% from $11.9 million in 1998 to $9.9 million in 1999. This decrease was attributed to the decline in securities transaction volume attributed to less market volatility in the real estate and financial services sectors in 1999 compared to 1998.

   Net trading losses decreased 97% from $53.8 million in 1998 to $1.7 million in 1999. The decrease in trading losses is attributed to a significant management effort to reduce trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which the Company is a market maker. This reduction has limited the Company's broker-dealer trading inventories' exposure to future downturns in the markets.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998, continued

   Net investment gains (losses) changed from $(4.7) million in 1998 to $1.6 million in 1999. Investment losses in 1998 were generated solely from the Company's proprietary investment partnerships. Net investment gains in 1999 include: $1.9 million related to the Company's proprietary investment partnerships; $2.1 million resulting from the sale of Building One Services Corporation warrants; $3.5 million related to the Company's investment in FBR Asset Investment Corporation; net of $6.5 million of "other than temporary" unrealized depreciation related to an available-for-sale investment accounted for under Financial Accounting Standard No. 115. Although the Company realized investment gains during 1999, unrealized losses related to the Company's investments that are included in "accumulated other comprehensive loss" in the Company's balance sheet totaled $13.3 million as of September 30, 1999. If and when management determines that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the Statement of Operations during the period in which the determination is made. The Company's investment portfolio is also exposed to future downturns in the markets and preferred and debt securities are exposed to deterioration of credit quality and to defaults.

   Asset management revenue remained constant at $7.6 million in 1998 and 1999, however, the mix between base management fees and incentive income changed from 1998 to 1999. In 1998, the Company earned $1.9 million in incentive income related to one proprietary investment partnership compared to none in 1999. Also in 1998, the Company earned $1.0 million in advisory fees related to its mutual funds compared to $0.4 million in 1999 due to a decline in the average net assets of the mutual funds. However, base management fees earned from proprietary investment partnerships increased 47% from $4.5 million in 1998 to $6.6 million in 1999 due to the change in the mix of assets under management to higher base-fee partnerships, in particular, technology venture capital funds.

   Net interest and dividends (net of interest expense) decreased 22% from $8.1 million in 1998 to $6.3 million in 1999. This decrease is due primarily to a decrease in the Company's trading inventory from which dividend income may be earned. During 1998, the Company recorded $3.5 million of dividend income, including two dividends totaling $1.0 million, from two significant trading positions, compared to $1.3 million in 1999. Net interest revenue (net of interest expense) increased 9% from $4.6 million in 1998 to $5.0 million in 1999 due to an increase in the Company's interest-bearing investments.

   Total expenses decreased 24% from $116.2 million in 1998 to $88.5 million in 1999 due primarily to lower variable compensation expense and lower investment banking expenses associated with the decrease in investment banking revenues.

   Compensation and benefits expense decreased 23% from $68.1 million in 1998 to $52.7 million in 1999. This decrease was primarily due to a decline in variable investment banking compensation, directly related to the decrease in investment banking revenues, offset by a $7.3 million reduction of 1997 bonus accruals in 1998 and offset by $3.8 million of executive officer bonus compensation recorded in 1999 under the $6 million performance-based pool.

   Business development and professional services decreased 28% from $25.3 million in 1998 to $18.2 million in 1999 primarily due to a decrease in legal costs and travel and meals expenses associated with lower investment banking activity. This decrease is offset by an increase in professional fees and other promotional expenses in 1999 related to fbr.com's operations.

   Clearing and brokerage fees decreased 28% from $4.6 million in 1998 to $3.3 million in 1999 due to a decline in the volume of sales and trading activity.
As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees decreased from 12.7% in 1998 to 11.3% in 1999 due to lower rates charged by the Company's principal clearing broker.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998, continued

   Occupancy and equipment expense increased 60% from $2.9 million in 1998 to $4.7 million in 1999 primarily due to the expansion of office space and an increase in depreciation expense related to software, computer and telecommunications equipment and furniture for the expanded facilities and
fbr.com's operations.   As a result of the expansion, office rent expense
increased $0.6 million in 1999 compared to 1998, and depreciation and amortization expense increased $0.8 million in 1999 compared to 1998.

   Communications expense increased 22% from $2.5 million in 1998 to $3.1 million in 1999 due to an increase in costs associated with an upgrade of the Company's broker-dealer trading system.

   Other operating expenses decreased 32% from $8.0 million in 1998 to $5.4 million in 1999 due to the reduction or elimination of certain non-revenue-producing expenses and other overhead costs such as printing and copying and other office expenses, offset by a $1.0 million charge in 1999 for litigation accruals.


LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1999, the Company's principal assets consist of cash and cash equivalents, receivables, including a receivable from its clearing broker, securities held for trading purposes and long-term investments. Liquid assets consist primarily of cash and cash equivalents of $23.8 million and a receivable for cash on deposit with the Company's clearing broker of $13.6 million.

   As of September 30, 1999, long-term investments consist of: $23.8 million investment in FBR Asset Investment Corporation; $29.0 million of investments in proprietary investment partnerships managed by the Company; $27.2 million of debt or preferred instruments issued in non-public transactions by four companies, including three instruments held by FBR Business Development Fund; $18.7 million Imperial Credit Industries, Inc. investment; and $13.3 million of available-for-sale securities. Subsequent to September 30, 1999, the Imperial Credit Industries Inc., investment was redeemed at cost plus a 3% redemption fee and accrued dividends.

   With respect to long-term investment risk, the Company's primary exposure is to debt and equity price changes and the resulting impact on the Company's long-term investments. The effect of these changes was particularly evident in the volatility of the capital markets in the second half of 1998, as the Company recorded $16.1 million of unrealized investment depreciation in shareholders' equity, related to its investments in long-term marketable securities and FBR Asset Investment Corporation. During the quarter ended September 30, 1999, the Company determined that the $6.5 million decline in value of one investment was "other than temporary", therefore, in accordance with Financial Accounting Standard No. 115, the related unrealized depreciation was recorded in earnings. As of September 30, 1999, the unrealized depreciation related to available-for-sale securities and included in "accumulated other comprehensive loss" on the Company's balance sheet was $13.3 million. To the extent the price declines related to these securities are determined to be "other than temporary", any resulting losses would be recognized in earnings. In addition, the Company's long-term investments in private debt and preferred equity instruments are subject to credit/concentration risks, which could result in losses recognized in earnings. As of September 30, 1999, the potential loss in the fair value of all of the Company's long-term investments, using a hypothetical 10% decline in reported value, is $11.2 million.

   Friedman, Billings, Ramsey & Co., Inc. ("FBRC") and FBR Investment Services, Inc. ("FBRIS") are wholly owned broker-dealer subsidiaries of the Company and are registered with the SEC and are members of the NASD. As such, they are subject to minimum net capital requirements. As of September 30, 1999, FBRC and FBRIS were required to maintain minimum regulatory net capital of $1.3 million and $0.3 million and had total regulatory net capital of $11.1 million and $2.9 million which was $9.8 million and $2.6 million, respectively, in excess of their requirements.

   Management believes that the Company's current level of equity capital and committed line of credit, including funds generated from operations, are adequate to meet its liquidity and regulatory capital requirements and other Company activities, including those associated with fbr.com. The Company may, however, seek debt or equity financing, in public or private transactions, or otherwise re-deploy assets, to provide capital for corporate purposes and/or to fund fbr.com and other strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. The Company's policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise.

   The Company constantly reviews its capital needs and sources, the cost of capital and return on equity, and seeks strategies to provide favorable returns on capital. In evaluating the Company's anticipated capital needs and current cash resources during 1998, the Company's Board of Directors authorized a share repurchase program of up to 2.5 million shares of the Company's Class A Common Stock. Since announcing the share repurchase program, the Company has purchased 1,468,027 shares as of September 30, 1999.


WARRANTS

   In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the corporation's respective offering price. Due to the restrictions on the warrants and the underlying securities, the Company carries the warrants at a nominal value, and will recognize any potential, future revenues and profits, if any, only when realized. In 1999, the Company granted certain economic rights, related to these warrants, to certain key employees, subject to vesting provisions that require continued employment with the Company for a period of time. As of September 30, 1999, the Company's warrants, after grants to employees and assuming 100% vesting, are:

                                       Number of  Exercise  Sept. 30, 1999  Expiration
                                       Warrants    Price    Closing Price      Date
                                       ---------  --------  --------------  ----------
American Capital Strategies, Ltd.        307,335    $15.00         $18.500    08/29/02
Capital Automotive REIT                  894,464     15.00          12.375    02/12/03
East West Bank                           232,500     10.00          11.875    06/12/03
Local Financial Corporation              382,000     10.00           9.250    09/08/02
PlanetClick, Inc.                        125,000      3.20               *    06/30/04
Styling Technology Corporation            71,050     12.00          10.750    11/21/01
FBR Asset Investment Corporation         970,805     20.00          11.000    12/11/07
Xypoint Corporation                      285,107      2.10               *    07/10/03
Vcampus Corporation (formerly UOLP)       36,500     4.625          14.875    09/16/03
Resource Asset Investment Trust           99,292     15.00          11.125    01/08/03

* The underlying unregistered security does not have a ready market. The Company received the warrants in a private placement transaction.


MATTERS RELATED TO YEAR 2000

   The following year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Disclosure Act.

   The Company utilizes certain software and related information technologies that may be affected by the date change in the year 2000. The Company is also heavily reliant on certain third parties for critical information processing, particularly its principal clearing broker, Bear Stearns Securities Corporation ("Bear Stearns"). Additionally, the Company relies on certain non-information technology systems, such as communications and building operations systems, that could be affected by the date change. The failure of these non-information technology systems could interrupt or shutdown business operations for some period of time.

   The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or may cause systems to process critical financial and operational information incorrectly.

   The Company has assessed and continues to assess the level of the year 2000 readiness of its internal information technology systems, those of vendors on which it places significant reliance and its non-information technology systems. The Company's year 2000 plan contains four phases: phase one is the inventorying and prioritization of in-house and third party information technology and non-information technology systems; phase two is the diagnostic assessment of critical information technology and non-information technology systems for year 2000 compliance; phase three is the implementation and testing of solutions, including necessary repair work, modifications, and replacements to system software and hardware; and phase four is the execution of the contingency plan created during phases one through three for those areas where residual risk was identified.

   The Company continues to refine its year 2000 plan and substantially completed phases one and two in March 1999. The Company completed phases three and four in August 1999. The Company has assessed nd will continue to assess its year 2000 risk, its year 2000 plan and contingency efforts. The total cost associated with the Company's year 2000 plan has not been and is not expected to be material to the Company's financial position. Estimates of remaining costs are based on estimates made by management.

   The Company has inquired of and obtained certain information regarding Bear Stearns' year 2000 plans and state of readiness. Bear Stearns has indicated that it has established a task force to review and develop an action plan to address the year 2000 issue. Bear Stearns has indicated that the action plan addresses both information and non-information technology issues. Bear Stearns has indicated that it believes that the activities that it is undertaking should satisfactorily resolve year 2000 compliance exposure within its own worldwide systems. Bear Stearns has also indicated that it actively participates in various industry wide testing that exercises critical systems used to interface with third party clients and service providers.

   Bear Stearns and the Company also rely heavily on various third party systems or services to conduct business, including NASDAQ, Inc., the New York Stock Exchange, Inc. and regional and national telecommunications and market data services providers. The Company is presently monitoring the progress of these and other entities' year 2000 compliance. Due diligence that the Company has and is continuing to perform to evaluate the readiness of key third party vendors includes point to point testing with mission critical vendors, such as NASDAQ, Instinet and Bridge, conducting interviews with key third party vendors and analysis of compliance letters received from third party vendors. To date the Company has not encountered a vendor that does not expect to be fully compliant by the end of the year. In addition, the Company intends to continue monitoring the progress of its third party vendors through any combination of the following activities: reviewing status updates whenever provided by third party vendors, performing additional point to point testing when third party vendors provide this capability, and reviewing results from the Securities Industries Association testing when made available.

     To mitigate material risks due to failure resulting from year 2000 issues, the Company has prepared contingency plans for its mission critical systems. These plans were finalized in August 1999. The failure of Bear Stearns or other critical service providers to satisfactorily address the year 2000 issue, or the failure of the Company's contingency plans to mitigate any year 2000 failures, such as the Company's inability to submit trade orders timely and Bear Stearns' inability to clear the Company's trades, could have a material adverse effect on the Company's operations, liquidity and financial condition.

     There can be no assurance that actual year 2000 related costs will not differ materially from the Company's current expectations or that the contingency plans, if needed, will sufficiently mitigate year 2000 related problems. Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying additional systems and programs that are not year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs; the success of the Company's business partners, vendors and clients in addressing the year 2000 issue and the ability to formulate and successfully implement contingency plans, if required, and similar uncertainties.


Item 3.  Changes in Information About Market Risk

   None.

Forward-Looking Statements

   The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and discussions with Company management, forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements include, but are not limited to, those relating to growth, new business initiatives, principal investment activities, levels of activity, levels of assets under management and capital levels and availability. Such statements are subject to various risks and uncertainties and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and there is no assurance that results for any present or future period will be consistent with such statements or comparable to those attained in any prior period. Actual results could differ materially from those currently anticipated due to a number of factors, including: (i) general economic and market conditions, (ii) competitive conditions within the securities industry,
(iii) changes in demand for investment banking, securities brokerage and asset management services, (iv) changes in the industries in which the Company is active, (v) changes in interest rates, loan delinquency rates, stock market volume and prices, and mutual fund, 401(k) and pension plan inflows or outflows,
(vi) changes in the securities and banking laws and regulations, (vii) trading and principal investment activities and results, (viii) availability of adequate financing to support the Company's business, (ix) potential restrictions on the withdrawal of capital from certain subsidiaries of the Company due to net capital requirements, (x) failure of the Company, its vendors or other third parties to achieve year 2000 compliance, (xi) the Company's ability to recruit and retain key employees, (xii) the availability of technology and the Company's ability to implement necessary technologies, and (xiii) litigation and arbitration. For a more detailed explanation of these and other risks and uncertainties, refer to "Business - Factors Affecting the Company's Business, Operating Results and Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Business Risk and - Matters Related to Year 2000" in the Company's Annual Report on Form 10-K for 1998, incorporated herein by reference. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              (10) Purchase and sale agreement
              (27) Financial data schedule

         (b)  Reports on Form 8-K
              o  July 29, 1999:   second quarter 1999 results
              o  August 12, 1999:  strategic alliance with Fidelity Investments
              o October 21, 1999: third quarter 1999 results and acquisition of a bank and mutual fund company

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Friedman, Billings, Ramsey Group, Inc.

     11/15/99                By:       /s/ Eric Y. Generous
 ----------------               -----------------------------------------
      Date                      Eric Y. Generous, Chief Financial Officer
                                (Principal Financial Officer)

     11/15/99                By:       /s/ Kurt R. Harrington
 ----------------               ------------------------------------------
      Date                      Kurt R. Harrington, Treasurer (Principal
                                Accounting Officer)


EXHIBIT INDEX

EXHIBIT 10.01                Purchase and Sale Agreement
EXHIBIT 27.01                Financial Data Schedule