Form 10-K
period 1999-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2000-03-29
CIK 1048750

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $358,768,250 as of March 10, 2000.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   13,554,564 shares of Class A Common Stock as of March 10, 2000 and 35,484,329 shares of Class B Common Stock as of March 10, 2000.


                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 1999 and to be delivered to stockholders in connection with the 2000 Annual meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
          Item 1.  Business.............................................     1
          Item 2.  Properties...........................................    37
          Item 3.  Legal Proceedings....................................    37
          Item 4.  Submission of Matters to a Vote of Security Holders..    38
 PART II
          Item 5.  Market for Registrant's Common Equity and Related
                   Stockholders Matters.................................    40
          Item 6.  Selected Consolidated Financial Data.................    40
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................    41
          Item 8.  Financial Statements and Supplementary Data..........    55
 PART III
          Item 10. Directors and Executive Officers of the Registrant...    55
          Item 11. Executive Compensation...............................    55
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management...........................................    55
          Item 13. Certain Relationships and Related Transactions.......    55
 PART IV
          Item 14. Exhibits, Consolidated Financial Statement Schedules,
                   and Reports on Form 8-K..............................    55
 SIGNATURES.............................................................    58
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................   F-1

PART I

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

     This Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition" (page 21). This entire Form 10-K, including the Consolidated Financial Statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

ITEM 1.  BUSINESS

GENERAL

     Friedman, Billings, Ramsey Group, Inc. ("FBR"), is a financial services and investment firm focused on three businesses:

     (1) Investment banking and capital markets. This business is conducted primarily through Friedman, Billings, Ramsey & Co., Inc. ("FBRC") our principal registered broker-dealer subsidiary.

     (2) Venture capital and other specialized asset management products. This business is conducted primarily through two registered investment adviser subsidiaries, Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM") and FBR Venture Capital Managers, Inc. ("FBRVCM").

     (3) Online investment banking, brokerage and securities distribution services. This business is conducted through our online investment bank and brokerage unit, fbr.com, a division of FBR Investment Services, Inc. ("FBRIS"), a registered broker-dealer subsidiary.

     Through these businesses, we provide a broad array of financial products and services in the following industry sectors: Internet and related information technology, financial services, real estate and middle market consumer and industrial companies, particularly energy and healthcare, that we believe offer significant growth opportunities. Throughout our 10 year existence, and in particular since late 1996, we have strengthened our business by adding new products and services, diversifying into new industry sectors, and building a wider customer base. We have also increased our principal investment activities, both through investment in our own asset management products, and through direct investment, including in new companies that we ourselves create.

     We believe that our goal of building shareholder value is best achieved by strengthening our competitive position and our financial position. In order for us to remain competitive, it is important for us to offer a broad range of products and services both to corporate issuers who are seeking advice and finance, and to our brokerage and asset management customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies'
finance and advisory needs grow.   We seek to provide our corporate clients with
the financing and advisory services that they will need at all stages of their corporate lifecycle.

     We are a Virginia corporation, and the successor company to that founded in 1989 by our Co-Chief Executive Officers, Emanuel J. Friedman, Eric F. Billings, and W. Russell Ramsey. As of December 31, 1999, we had 390 employees engaged in the following activities: 58 in research, 85 in corporate finance and investment banking, 142 in sales, trading and syndicate, 26 in venture capital, private equity and asset management and 79 in accounting, administration and operations. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

     As of December 31, 1999, our employees owned approximately 75% of our common stock, while our three founders owned approximately 51% of our common stock. Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also have offices in Reston, Virginia; Irvine and Los Angeles, California; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Seattle, Washington; Portland, Oregon; Vienna, Austria; and London, England.

STRATEGY

     As of December 31, 1999, we had shareholders equity of $189 million and virtually no long-term debt. We achieve operating leverage in two ways. First, we leverage our return on investment by investing in our own asset management funds that provide us with incentive income on all of the assets invested in the funds by our customers. As a result, we receive a return that is disproportionate to our investment. Second, we have a variable cost structure that has low fixed costs, and a large variable element of compensation and other expense related to revenue levels.

     We seek to combine businesses that provide relatively predictable revenues and moderate growth from diverse business lines and customer bases, with higher margin businesses that have greater potential for significant growth. In the first category, we include our brokerage business, corporate finance advisory business and that portion of our asset management business that generates fees based on a percentage of assets under management. In the second category, we include our capital raising business, that portion of our asset management businesses that provides for incentive income based on gains above a certain level, and our principal investing activity.

Revenues

     Our goal is to maintain revenues from our base businesses at a level to cover our fixed costs, including base compensation, and to provide bonus compensation and significant profit margins from our other businesses. In 1999, approximately half of our revenues were in the category that we consider our base business, and approximately half were from venture capital and capital raising activities.

     Our revenues for the years ended December 31, 1999, 1998 and 1997 were $139.0 million, $122.9 million and $256.1 million respectively. The increase in revenue from 1998 to 1999 is primarily due to increased revenues from our venture capital business that is focused on the Internet and related information technology sectors and, to a lesser extent, to our investment banking business in the same sectors. See the table on page 47 for the percentage of total revenues contributed by each of our principal products and services.

     We began in 1989 as an institutional brokerage firm offering specialized research, sales and trading. We have maintained and enhanced this business, and in 1999 it contributed about one-third of our revenues.

     In late 1992, we added investment banking to our institutional brokerage. In late 1996, we added a dedicated merger and acquisition team. Since we began our investment banking activities, we have been involved in more than 270 capital raising, advisory and other transactions, with total transaction value in excess of $270 billion. In 1999, investment banking contributed about one-third of our revenues.

     In late 1996, we initiated several new asset management businesses and hired professionals to lead those efforts. Among these were our venture capital, private equity and mutual fund businesses. Our assets under management have increased from $119.3 million at the beginning of 1996 to $879 million at the end of 1999. We earn base management fees at a blended rate of more than 1% on our assets under management, and on $736 million of these assets we have the potential to earn incentive income. We also invest in our own asset management products, and earn a return on our investment. In 1999, asset management (primarily venture capital) contributed about one-third of our revenues (including unrealized gains included in incentive income).

     A significant portion of our 1999 asset management revenue was from incentive fees of up to 20% of the gains (above certain levels) of the venture capital partnerships that we manage. We record compensation expense against those fees. These gains include unrealized "mark to market" gains resulting from the valuation of public securities held in the partnerships' portfolios by reference to the public trading price of the securities, discounted to reflect restrictions on liquidity. Accordingly, the partnerships' gains and our incentive income may fluctuate with market prices, and may be reversed from one period to the next. Please see footnotes 2 and 3 to our Financial Statements, for more information about how we account for revenue from our venture capital business, and "Factors Affecting our Business, Operating Results and Financial

Condition" for a discussion of the risks and volatility associated with our venture capital revenue.

     We continued to diversify our businesses and related revenue streams in 1999 with the launch of fbr.com, our online investment bank, and the announced purchase, subject to regulatory approval, of Money Management Associates, LP ("MMA") a mutual fund family of fixed income and money market funds, and its affiliated bank, Rushmore Trust and Savings, FSB ("Rushmore"). If this acquisition is completed as planned during 2000, we expect that it will increase our assets under management by about $850 million to more than $1.7 billion, on which we will earn base management fees at a rate in excess of 1%.

Industry Sectors

     We began our business focussed on the middle market financial services sector, in particular thrifts and small banks. We extended sector coverage to the related areas of real estate and non-depository institutions during 1994 to 1996. In 1996 we began to actively expand our sector coverage to industries with significant growth potential and capital needs, that are less closely related to the financial sector. In doing this, we sought to build our business in sectors that we believed would be somewhat counter-cyclical to each other, with some providing active business opportunities to us when others are not. In particular we focused on the Internet and related information technology sectors. Starting in late 1997, we have also built new capabilities with the addition of new personnel and through our strategic alliance with PNC Bank, to expand in the middle market areas of energy, consumer and industrial growth and healthcare.

Customer Base

     The customer base of our brokerage business has historically been primarily institutional, including large national institutions such as well-known mutual fund complexes, as well as smaller, private investment pools. We have built increased business from this existing base, and from new institutional customers, by providing research, sales and trading in dedicated teams by industry and by customer. We believe that this strategy allows us to better serve the needs of our institutional customers, and is rewarded by increased brokerage business from these institutions.

     Starting in late 1997, we have also pursued a strategy of building our client base of corporate and high net worth individuals through a specialized private client group that offers brokerage and asset management services specifically designed to meet the needs of corporate executives, major shareholders, corporate investment offices, pension plans and foundations.

     In early 1999, we completed our customer coverage by adding a retail
group for the first time.   Our retail effort is entirely online, through our
fbr.com online investment bank, which we believe to be a much more efficient and cost-effective platform to serve the needs of our retail customers than a retail branch network of commission brokers.

Principal Investing

     We invest in companies within our sectors of focus both as a partner with our customers in the asset management vehicles that we manage, and as a direct investor. We pursue this investing strategy to provide diversification of our invested assets across industry sectors, and to invest strategically in sectors and companies that can provide us with future business opportunities. As of the end of 1999, our principal investments were primarily focused on three sectors - Internet and related information technology, financial and real estate, with a weighting towards Internet and related information technology investment as a result of substantial appreciation in our managed technology venture capital funds.

STRATEGIC RELATIONSHIPS

     In 1997, PNC Bank Corp. ("PNC") acquired slightly less than 5% of the outstanding shares of FBR common stock as part of a strategic business relationship between us and PNC with respect to selected capital markets and related activities. We work with PNC on an arms-length basis to refer potential business to each other. PNC is an investor in certain of our private equity, venture and proprietary products.

     PNC is one of the largest diversified financial services companies in the United States. PNC offers a variety of financial products and services in its primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels.

     We have built strategic relationships with other financial companies such as Fidelity Investments initiated in August 1999 and Dawnay, Day, Lander, Ltd., a United Kingdom firm focused on capital finance and venture investing in the Internet sector, initiated in January 2000. We have also built strategic alliances with non-financial partners such as fbr.com's relationship with Strategy.com, a personalized Internet information network, initiated in May 1999.

     We will continue to pursue strategic partnerships as part of our strategy to strengthen our revenue sources by increasing our product offerings and providing increased services to our customers. In addition, we may pursue joint ventures or other business combinations or raise additional capital in order to build our businesses. If we choose to raise additional capital, we may do so by selling additional stock in or issuing debt of Friedman, Billings, Ramsey Group, Inc. or by seeking investors or partners in one particular subsidiary or sector of our businesses.

CAPITAL MARKETS

     Historically, we have derived the majority of our revenues from our capital markets activities. We have maintained the strength of our investment banking business in the financial services and real estate sector and expanded our capabilities by adding research and investment banking personnel in areas such as Internet and information technology, energy and insurance. Since 1996, we have used our traditional investment banking and research operations and our location in the Washington D.C. "Netplex" region, home to many Internet and information technology companies, to build a technology investment banking franchise with national scope. We currently provide research coverage on over 50 technology companies and have raised capital or executed merger and acquisition ("M&A") transactions for 20 technology companies in 1999. Technology-related transactions accounted for approximately one-third of our investment banking revenues in 1999, with financial services and all other industry groups each accounting for a third of such revenues.

     Our research activities and institutional sales and trading activities are a part of our primary broker-dealer/investment banking subsidiary - FBRC. Our underwriting and corporate finance activities consist of a broad range of services, including public and private offerings of a wide variety of securities and financial advisory services in mergers and acquisitions, mutual to stock conversions, strategic partnering transactions and other advisory assignments.

Capital Raising Activities

     Our capital raising activities include a wide range of securities, structures and amounts. We are a leading underwriter of securities in our areas of focus and are dedicated to the successful completion and aftermarket performance of each underwriting transaction we execute. Our investment banking, research, and sales and trading professionals work as a team to execute successfully capital raising assignments.

     Our strategy is to maintain long-term relationships with our corporate clients by serving their capital needs beyond their initial access to capital markets. We seek to increase our base of public company clients by serving as a lead or co-manager or syndicate member in follow-on offerings for companies that we believe have attractive investment characteristics, whether or not we participated as a lead or co-manager in the IPOs for such companies.

Mergers and Acquisitions Advisory Services

     Our mergers and acquisitions group uses the firm's research capability, business valuation skills and secondary market experience to evaluate merger and acquisition candidates and opportunities for our clients. We believe that our research capacity and capital raising activities have created a network of relationships that enables us to identify and engineer mutually beneficial combinations between companies. As a financial adviser, we rely upon our experience gained through in-depth and daily involvement in the capital markets.

     Financial advisory services have included advice on mergers and on acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs. During 1998 and 1999, FBRC provided merger and acquisition and other advisory services in transactions valued at $4.5 billion in the aggregate.

Research

     A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 400 companies in our chosen industry sectors. We leverage the ideas generated by our research teams across our entire organization, using them to attract underwriting and institutional brokerage clients, to advise corporate finance clients, to inform the direction of the various investment funds we advise or sponsor, and to attract retail investors through fbr.com. We make almost all of our analyst's research reports available online at fbr.com, making us one of the few investment banks to allow the public direct access to its research product. In addition, we increase our visibility to corporate clients and to investors by holding annual investor conferences - each focused on a broad industry sector. In 1999, these conferences featured over 150 company presentations and drew more than 1,000 attendees over three days.

     Our research analysts operate under two guiding principles: (i) to identify undervalued investment opportunities in the capital markets and (ii) to communicate effectively the fundamentals of these investment opportunities to our investment banking and sales and trading professionals and to potential investors. To achieve these objectives, we believe that industry specialization is necessary, and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

     We have focused our research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include Internet and information technology, electronic commerce, telecommunications, e-health, financial technology, banks, thrifts, real estate investment trusts, specialty finance companies, energy and insurance. We believe these industry sectors will have great demand for the products and services we offer and will provide ample diversification opportunities for our business.

     After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensuring that new developments are effectively communicated to our sales force and institutional investors. We produce full-length research reports, notes or earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through our web site (www.fbr.com) and through electronic media, including Multex and First Call.

Sales and Trading

     FBRC and our United Kingdom subsidiary, Friedman, Billings, Ramsey International Ltd., focus on institutional sales to and trading services for equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires special marketing and trading expertise.

     Our sales professionals provide services to a nationwide institutional client base as well as to institutional clients in Europe and elsewhere. Sales professionals work closely with our research analysts to provide the most up-to-date information to our institutional clients. Our sales professionals are organized into teams that focus on particular industry sectors in order to facilitate the communication of in-depth information to our clients. Each team maintains regular contact with our research staff and with the specialized portfolio managers and buy-side analysts of each institutional client.

     Our trading professionals facilitate trading in equity and high-yield securities. We are involved in market-making in Nasdaq and other OTC securities, trading listed securities and servicing the trading desks of major institutions in the United States and Europe. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange through FBRC's clearing broker. At year-end 1999, FBRC made a market in more than 400 securities.

Private Client Group

     Since our inception in 1989, we have provided services to corporate executives and small institutions, as well as to other sophisticated high net worth clients. In late 1997, we formed the

Private Client Group ("PCG") to focus on the growth of this business for FBR's growing corporate client base. Given our strong investment banking relationships with both public and private companies, we believe that the executives of these companies form a natural customer base for the PCG.

     The PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals. Using a consultative approach, PCG professionals research, interpret, evaluate and recommend sophisticated investment strategies. PCG specializes in hedging and monetizing significant equity positions. Additionally, PCG professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PCG assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PCG offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity.

Internet

     In April 1999, we opened an Internet securities distribution channel, fbr.com, creating one of the world's first "online investment banks." We account for fbr.com's operations in our capital markets segment reporting. In addition to traditional online brokerage services such as low-cost trades, quotes and news, fbr.com offers investors access to our own research and the opportunity to participate in IPOs and secondary offerings in which we participate as an underwriter. In addition, fbr.com offers online brokerage and online access to a mutual fund supermarket with over 6,400 funds. fbr.com currently has more than 21,000 registered users receiving offering alerts, about 25% of whom maintain accounts at fbr.com.

     In August 1999, we entered into a partnership with Fidelity Investments through which we invite Fidelity to participate in selected offerings, combining our pipeline of IPOs and secondary offerings with Fidelity's vast retail distribution network. In January 2000, we launched Offering MarketplaceSM, the first service in the industry that uses Internet browser based technology for automated customer order capture, share allocation and order execution technologies to enable an entire offering to be distributed online.

     Although fbr.com is not yet profitable on a stand-alone basis, we are using its Internet presence across our capital markets business as part of our strategy to leverage our strengths in research, underwriting and brokerage. We believe that fbr.com's combination of proprietary products and services presents a significant growth opportunity for us.

ASSET MANAGEMENT

     Since 1996, we have added specialized asset management capabilities, such as private equity and technology venture capital, as part of an effort to diversify our revenue stream and create additional revenue opportunities by leveraging our unique research perspectives and our "Netplex" location. We believe that our 1999 financial results demonstrate the value of this strategy. Assets under management increased by 28% from $689 million at year-end 1998 to $879 million as of December 31, 1999 due to our development of new venture capital and private equity funds. Approximately one-third of our revenues for 1999 was attributable to our asset management business.

     The successful track record of our 1997 FBR Technology Venture Partners L.P. fund ("TVP I"), which provides early stage financing for non-public technology companies, allowed us to create a second fund in 1999 ("TVP II") with $150 million of committed capital that closed in May 1999. We anticipate launching new funds during 2000 to further build on our successful venture capital record.

     In October 1999, we announced a definitive agreement to acquire MMA and its savings bank subsidiary, Rushmore FSB. We believe that this acquisition will allow us to provide a broader array of asset management services and products to our clients. MMA had approximately $850 million of assets under management as of December 31, 1999, including fixed income mutual funds and cash management accounts that are complementary to our more specialized asset management product offerings. MMA is the investment adviser or administrator for 20 mutual funds. Rushmore is a federally chartered savings bank that brings traditional banking services to our product offering (e.g., lending, deposits, cash management, trust, transfer agency and custody services). We plan to convert Rushmore to a federally chartered bank. The acquisition is subject to regulatory approval by federal banking authorities. We currently expect the acquisition to be completed in 2000.


     We use the expertise of our research professionals and portfolio managers to develop and implement investment products for institutional and high net worth individual investors. Following is a description of our primary asset management products.

VENTURE CAPITAL/PRIVATE EQUITY   TYPE OF INVESTMENT                             Year Commenced
 FUNDS
FBR Private Equity Fund, L.P.    Private equity/mezzanine financing up to           1996
 ("PEF")                         $3million

FBR Technology Venture           Pre-IPO stage financings of $1-4 million           1997
 Partners, L.P. ("TVP I")

FBR Financial Fund II, L.P.      Financial services private equity                  1998
 ("Fin Fund II")

FBR Technology Venture           Pre-IPO stage financings of $2-10 million          1999
 Partners II, L.P.
 ("TVP II")

INVESTMENT PARTNERSHIPS
 FOCUSED ON PUBLIC EQUITY
FBR Weston, L.P.                 Long-term opportunistic                            1989

FBR Ashton, L.P.                 Financial equities                                 1992

FBR Braddock, L.P.               Long-term small cap value                          1993

FBR Opportunity Fund, LLC        Financial equities offshore                        1995

FBR Arbitrage, LLC               Merger/special situation arbitrage                 1998

MUTUAL FUNDS
FBR Family of Funds              Mutual Funds                                       1997

REIT

FBR Asset Investment Corp.       Real estate related investments                    1997

Private Equity and Venture Capital Funds

     At December 31, 1999, our private equity and venture capital funds had $480.9 million in assets under management, a 208% increase over December 31, 1998. In addition to base fees, these funds provide for incentive income (generally, 20% of the net investment gains), if certain benchmarks are met.

     The following table shows our assets under management, capital committed and current capital employed for our private equity and venture capital funds at December 31, 1999 (dollars in millions):

                   Assets Under     Capital
Fund                Management    Commitments   Current Capital Employed
----               ------------   -----------   ------------------------
                                                     Cost         Value
                                                     ----         -----
TVP I               $  222.8        $   50.0       $   35.5     $  222.8
TVP II                 150.0           150.0           31.8         35.1
PEF                     19.9            19.9           13.9         19.9
Fin Fund II             82.4            82.4           22.5         23.0
Other                    5.8
                    --------        --------       --------     --------
Total               $  480.9        $  302.3       $  103.7     $  300.8
                    ========        ========       ========     ========

Asset
Composition                                          Cost        Value
-----------                                         ------      -------
Public Securities                                  $   12.7     $  180.1
Public Merger Candidates                                5.5          8.9
Public Registration                                     7.2         28.7
                                                   --------     --------
Private Investment                                     25.4        217.7
Investment Partnerships                                78.3         83.1
                                                   --------     --------
Total                                              $  103.7     $  300.8
                                                   ========     ========


     At December 31, 1999, our investment partnerships focused on private equity had approximately $189.6 million under management. In addition to base fees, these partnerships provide for incentive income, if certain benchmarks are met. The largest of these partnerships uses investment strategies primarily involving publicly-traded financial services companies' equity and fixed income securities.

Mutual Funds

     The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of four no-load funds: the FBR Financial Services Fund, the FBR Small Cap Financial Services Fund, the FBR Small Cap Growth/Value Fund and the FBR Realty Growth Fund, added in 1998. At December 31, 1999, total assets managed in The FBR Family of Funds were $66.1 million.

FBR Asset Investment Corp.

     FBR Asset Investment Corp. (FBR-Asset) is a publicly traded real estate investment trust (FB-NYSE) that we manage and which is 23% owned by us. FBR-Asset invests in real-estate related assets, including mortgage loans and mortgage-backed securities, as well as securities of companies engaged in real estate-related activities. At December 31, 1999, FBR-Asset had total assets of $330 million, shareholders' equity of $104.5 million and book value of $18 per share. We receive dividend income on our investment in FBR-Asset, as well as base management fees, and are entitled to receive performance based incentive income if certain performance benchmarks are met.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

       Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, office and personnel services, management information and telecommunications systems, and the processing of securities transactions. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing brokers, most data processing functions are performed by our management information systems department. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems, as well as the hiring of additional personnel.

COMPETITION

     We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, venture capital firms and smaller niche players, and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms.

     In addition to competing for customers and investments, companies in the financial services and investment industries compete to attract and retain experienced and productive investment professionals. See "Factors Affecting the Our Business, Operations and Financial Condition - Competition for Retaining and Recruiting Personnel."

     Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital. Some of our venture capital competitors have been established for a longer period of time and have more established relationships, which may give them greater access to deal flow and to capital.

     Recent rapid advancements in computing and communications technology, particularly the Internet, are substantially changing the means by which financial services are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. We are committed to using technological advancements to provide a high level of client service to our target markets. Provision of these services may entail considerable cost without an offsetting source of revenue.

     For a further discussion of the competitive factors affecting our business, see "Factors Affecting Our Business, Operating Results and Financial Condition".

RISK MANAGEMENT

     We have established various policies and procedures for the management of our exposure to operating, principal and credit risk. There can be no assurance that our risk management procedures and internal controls will prevent or reduce any such risks. Operating risk arises out of the daily conduct of our business and relates to the possibility that one or more of our employees could engage in an imprudent business activity that adversely impacts us. Principal risk relates to the fact that we hold securities, directly and through entities that we manage and in which we invest, that are subject to changes in value, and such changes could result in our incurring material losses. Credit risk occurs because we extend credit through our clearing brokers to various of our customers in the form of margin and other types of loan activities, such as subordinated and mezzanine loans.

     Operating risk is monitored by business group managers, and by the directors of each of our operating subsidiaries. These directors review the overall business activities of each of our subsidiaries, and issue directions to address issues which, in the judgment of the directors, could result in material losses.

     Principal risk is managed primarily by conducting real-time monitoring of the amount and types of securities that we hold from time to time and by limiting our exposure to any one investment or type of investment. The most common categories of securities owned are those related to the daily trading activities of our brokerage operations and those which arise out of our underwriting, asset management, venture capital and mezzanine financing activities and other securities held for investment and available for sale. We attempt to limit our exposure to market risk on securities held as a result of our daily trading activities by limiting our inventory of trading securities to the amount needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

     Credit risk for our broker-dealer operations is monitored both by our operations personnel and by our clearing brokers. Margin calls are issued if the value of collateral declines below established margin requirements, and margin maintenance requirements are increased in the event that the concentration in a client's account exceeds certain levels. Credit risk for subordinated and mezzanine loans are monitored by the portfolio managers assigned to the loans.

Regulation

     In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission ("SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market ("Nasdaq")), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBRC and our other broker-dealer subsidiaries are not members of the New York Stock Exchange ("NYSE"), our business is impacted by the exchange's rules and our Class A common stock is listed for trading on the NYSE.

     Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBRC is registered as a broker-dealer with the SEC and in 49 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBRIS is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

     As a result of federal and state registration and SRO memberships, FBRC and FBRIS are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee- related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

     FBRC and FBRIS are also subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

     Three of our asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, FBR Fund Advisers, Inc. and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

     In the event of non-compliance by us or one of our subsidiaries with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

     Our business is also subject to regulation by various foreign governments and regulatory bodies. FBRC is registered with and subject to regulation by the Ontario Securities Commission in Canada. Friedman, Billings, Ramsey International, Ltd. ("FBRIL"), our United Kingdom brokerage subsidiary, is subject to regulation by the Securities and Futures Authority in the United Kingdom ("SFA") pursuant to the United Kingdom Financial Services Act of 1986. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

     In connection with much of our asset management activities, we, and the private investment vehicles that we manage, are relying on exemptions from registration under the Investment Company Act of 1940, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which we and these vehicles carry on their activities.

     Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules promulgated by the SEC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

NET CAPITAL REQUIREMENTS

     As broker-dealers registered with the SEC and as member firms of the NASD, FBRC and FBRIS are subject to the net capital requirements of the SEC and the NASD. FBRIL is subject to the capital regulations of the SFA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

     "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as "excess net capital."

     The SEC's capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

     Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

     We believe that at all times FBRC and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD and that FBRIL has been in compliance in all material respects with the applicable minimum net capital rules of the SFA.

     A failure of a broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

REGULATION FOLLOWING ACQUISITION OF MMA AND RUSHMORE

Supervision and Regulation

     As noted above, we have signed a definitive agreement to acquire MMA and Rushmore. MMA is a privately-held investment adviser and is also the holding company for Rushmore, a federally chartered and federally insured savings bank. The consummation of the acquisition is subject to customary federal regulatory approvals and closing conditions. We are applying to convert Rushmore into a national bank, immediately upon acquisition, at which time we would become a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act").

     If we do successfully complete the acquisition and receive the requisite approvals, we will be subject to extensive supervision, regulation and examination by federal banking regulatory agencies. The following description summarizes some of the laws to which we and Rushmore will be subject upon consummation of the acquisition.

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act amended the BHC Act to permit a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, all its subsidiary depository institutions must be "well-capitalized" and "well-managed" and must also maintain at least a "satisfactory" rating under the Community Reinvestment Act. We expect that Rushmore will meet these qualification requirements, and we intend to file a declaration with the Federal Reserve Board (the "Board") electing to be a FHC. Thus, we expect to be permitted to engage in financial activities as permitted by the BHC Act, as amended.

     In general, the BHC Act and other federal laws subject all bank holding companies, including FHC's, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As noted above, the GLB Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, but
does not generally permit a FHC to engage in any non-financial activity.   It
permits bank holding companies to become FHCs, to affiliate with securities firms and insurance companies, and to engage in other activities that are financial in nature. Under the GLB Act, the Board serves as the "umbrella" regulator for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions.

     Rushmore is a federally insured savings bank, the deposits of which are insured by the Savings Association Insurance Fund of the FDIC. However, as noted above, simultaneous with the consummation of the acquisition, we intend to convert Rushmore into a national bank. National banks are subject to supervision and regulation by the Office of the Comptroller of Currency ("OCC"). Because the Board will regulate the FHC parent of Rushmore, the Board also has supervisory authority that may affect Rushmore.

Regulatory Restrictions on Dividends; Source of Strength

     It is the policy of the Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     Under Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Safe and Sound Banking Practices

     Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Board's Regulation Y, for example, generally requires a holding company to give the Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company's consolidated net worth. The Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     The Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Anti-Tying Restrictions

     Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Capital Adequacy Requirements

     The Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital.

     In addition to the risk-based capital guidelines, the Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum.

     The OCC has also adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC's risk-based capital guidelines parallel the Board's requirements for bank holding companies. As discussed above, for us to qualify for FHC status, Rushmore must be continuously "well capitalized" under OCC regulations: it must have at a minimum a total risk-based capital ratio of 10%, a Tier I capital ratio of 6%, and a leverage capital ratio of 5%.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. As discussed above, failure of Rushmore to maintain capital significantly in excess of these minimum ratios will jeopardize our status as a FHC and may lead to restrictions on activities that would adversely affect our business.

Imposition of Liability for Undercapitalized Subsidiaries

     Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized subsidiary guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

     The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies of Banks

     The BHC Act requires every bank holding company to obtain the prior approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions

     The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under
Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of a bank holding company.

     In addition, any company is required to obtain the prior approval of the Board under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, having a majority of its Board of Directors, or otherwise obtaining control or exercising a "controlling influence" over a bank holding company.

Restrictions on Transactions with Affiliates and Insiders

     Transactions between a bank holding company and its non-banking subsidiaries are subject to Section 23A of the Federal Reserve Act. In general,
Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties, which are collateralized by the securities or obligations of the holding company or its subsidiaries.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and regulations apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the appropriate federal regulator may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets

     Capital adequacy requirements serve to limit the amount of dividends that may be paid by a bank. Under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be "undercapitalized." The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

     Because a bank holding company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor thereof.

Examinations

     The OCC periodically examines and evaluates insured national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the examination-determined value and the book value of such assets.

Deposit Insurance Assessments

     Rushmore will be required to pay assessments to the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system, under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification

Enforcement Powers

     The OCC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or Rushmore, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The OCC will also have broad enforcement powers over Rushmore, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Community Reinvestment Act

     The Community Reinvestment Act and the regulations issued thereunder are intended to encourage insured depository institutions to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Under the GLB Act, in order for an FHC to engage in new financial activities, or to acquire, directly or indirectly, a company engaged in new financial activities, its subsidiary insured depository institutions must maintain at least a satisfactory rating under the CRA.

Consumer Laws and Regulations

     In addition to the laws and regulations discussed herein, Rushmore will also be subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act,
among others.   In addition, the GLB Act imposes extensive privacy requirements applicable to all financial institutions. These laws and regulations impose certain disclosure requirements and regulate the manner in which financial institutions must deal with nonpublic personal information of consumers and consumer customers in connection with offering and providing financial services.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

We are adversely affected by the general risks of the investment business

     The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, and in markets influenced by sustained periods of low or negative economic growth. As a financial and investment firm, our operating results are adversely affected by a number of factors, which include:

     . the risk of losses resulting from the ownership or underwriting of securities;

     . the risks of trading securities for ourselves (i.e., principal activities) and for our customers;

     . reduced cash inflows from investors into our venture capital and asset management businesses;

     .    the risk of losses from lending to small, privately-owned companies;

     .    counterparty failure to meet commitments;

     .    customer default and fraud;

     .    customer complaints;

     . employee errors, misconduct and fraud (including unauthorized transactions by traders);

     .    failures in connection with the processing of securities transactions;

     .    litigation and arbitration;

     . the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

    . the risk of reduced fees we receive for selling securities on behalf of our customers (i.e., underwriting spreads).

We may experience significant losses if the value of our principal, trading and investment activities, or the value of our venture capital funds' investments, deteriorates.

     From time to time in connection with our underwriting, asset management and venture capital activities, we own large amounts, or have commitments to purchase large amounts, of the securities of companies. This ownership subjects us to significant risks.

     We conduct our securities trading, market-making and investment activities primarily for our own account, which subjects our capital to significant risks. These risks include market, credit, leverage, real estate, counterparty and liquidity risks, which could result in losses for us. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price.

     In addition, at December 31, 1999, our two technology venture funds valued their investments in their portfolio companies at approximately $257.9 million. These portfolio companies are primarily Internet and information technology companies, the valuations of which are extremely volatile. Since these are largely private companies, their securities are illiquid and we would generally not be able to sell them except as part of or after an initial public offering or in connection with the sale of a portfolio company. General market conditions affecting the Internet and information technology sectors or conditions inherent in these companies themselves, could cause a drop in their valuations and lead to losses for us before we have an opportunity to lock in gains through the sale of their securities.


We experience reduced revenues during periods of declining prices or reduced demand for public offerings and merger and acquisition transactions or reduced activity in the secondary markets in sectors on which we focus.

     Our revenues are likely to be lower during periods of declining prices or inactivity in the markets for securities of companies in the sectors in which we are focused. These markets have historically experienced significant volatility not only in the number and size of equity offerings and merger and acquisition transactions, but also in the aftermarket trading volume and prices of securities.

     In particular, Internet and information technology company stocks, in which we have focused in both our venture capital and investment banking activities, are extremely volatile. Recently, our revenues have been favorably affected by an increase in the value of the securities, based on current market prices, in our venture capital investment portfolio. As a result, a decrease in the stock prices of Internet and information technology companies would lead to a reduction in the value of securities owned by us and to a significant decrease in our revenues, which could adversely affect the price of our stock. In addition, since we anticipate that a substantial portion of our returns from venture capital investments will be realized through initial public offerings of our portfolio companies, a decrease in the number of underwritten transactions in the technology sector, particularly of initial public offerings, could significantly hinder our ability to realize such returns. Returns may also be realized through sales of portfolio companies, which are dependent on the availability of strategic or financial acquirers. Acquirers may be unavailable or available only at unattractive prices during economic downturns or periods of declining prices in the technology sector.

     A significant amount of our revenues historically has resulted from underwritten transactions by companies in our targeted industries, from aftermarket trading for such companies, and from proprietary investments and fees and incentive income received from assets under management. Underwriting activities in our targeted industries can decline for a number of reasons including increased competition for underwriting business or periods of market uncertainty caused by concerns over inflation, rising interest rates or related issues. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which we had underwritten and made a market in, and securities in which we and our asset management vehicles were invested in, were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues, to significant market making losses for us, and to a significant reduction in the stream of fees received from our asset management vehicles. Venture capital, underwriting, brokerage and asset management activities can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations or by changes in long-term prospects.


We experience reduced revenues due to economic, political and market conditions

     Reductions in public offering, merger and acquisition, portfolio company valuation and securities trading activities, due to any one or more changes in economic, political or market conditions could cause our revenues from investment banking, venture capital, trading, lending, sales and asset management activities to decline materially. Many national and international factors affect the amount and profitability of these activities, including:

     .    economic, political and market conditions;

     .    level and volatility of interest rates;

     .    legislative and regulatory changes;

     .    currency values;

     .    inflation;

     .    flows of funds into and out of mutual funds, pension funds and venture capital funds; and

     .    availability of short-term and long-term funding and capital.

     For example, in 1998, concerns about the economies of Russia and some Asian countries adversely affected underwriting and securities trading activity in the United States.

     In addition, we have organized, and will continue to organize, regional venture capital funds in Northern Virginia and other regions. Any of these regions may be affected by severe economic downturns or lack of growth of Internet and e-business, which could have an adverse effect on the availability and profitability of investments in the region.


We experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform

     Our revenues may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in our revenues from corporate finance fees, as well as losses from declines in the market value of securities held by us in trading and other investment, venture capital, lending and underwriting positions, reduced asset management fees and incentive income and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we have incurred, and may incur in the future, reduced revenues or losses in our principal trading, market-making, investment banking, venture capital, lending and asset management activities.

We may incur losses as a result of our venture capital activities.

     Our venture capital funds' investments are generally in technology companies in the early stages of their development. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Moreover, our venture funds invest primarily in privately held companies as to which little public information is available. Accordingly, we depend on our venture capital managers to obtain adequate information to evaluate the potential returns from investing in these companies. Fund managers may or may not be successful in this task. Also, these companies frequently have less diverse product lines and smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. Venture capital investment is an inherently risky business. Many venture capital investments are unsuccessful and the future performance of our portfolio companies is uncertain.


We may incur losses associated with our underwriting activities.

     Participation in underwritings involves both economic and regulatory risks. As an underwriter, we may incur losses if we are unable to resell the securities we are committed to purchase or if we are forced to liquidate our commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter (including a co-manager) may retain significant ownership of individual securities. Increased competition has eroded and is expected to continue to erode underwriting spreads. Another result of increased competition is that revenues from individual underwriting transactions have been increasingly allocated among a greater number of co-managers, which has resulted in reduced revenues per transaction. Our business will continue to be adversely affected if this trend continues or worsens.

We may incur losses associated with our lending to small, privately-owned businesses.

     At December 31, 1999, our investments included $25.4 million in subordinated and mezzanine loans outstanding to and securities issued by small, privately-owned businesses. There is generally no publicly available information about such companies and we must rely on the diligence of our employees and agents to obtain information in connection with our investment decisions. Small companies may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such businesses may also experience substantial variations in operating results and there will generally be no established trading market for their securities. As a result of our lending activities, we are exposed to:

     .  credit risks;

     .  interest rate risks;

     .  risks related to the illiquidity of our investments;

     .  leverage risks; and

     . risks resulting from the competitive market for investment opportunities.

     Our lending activities, which are conducted through FBR Business Development Fund, one of our wholly-owned subsidiaries, are relatively new and we cannot assure you that we will be successful in these activities.


Our focus on relatively few industries limits our revenues

     We are dependent on revenues related to securities issued by companies in specific industry sectors. The Internet and information technology, financial services, real estate and middle market sectors, account for the majority of our investment banking, asset management and research activities and our venture capital business is concentrated almost exclusively in the Internet and information technology sectors. For example, in 1999 revenues from our technology-related investment banking transactions and our technology-based venture capital business accounted for 41% of our total revenues. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, would adversely affect our operating results and financial condition. In 1998 and 1999, the specialty finance companies, equity real estate investment trusts ("REITs") and mortgage REITs on which we focused experienced a significant downturn which in turn adversely affected us. Securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons. For example, underwriting activities in the financial services industry decreased significantly starting in the third quarter of calendar year 1998 and continuing through 1999.

     We also derive a significant portion of our revenues from institutional brokerage transactions related to the securities of companies in these sectors. In the past, our revenues from such institutional brokerage transactions have declined when underwriting activities in these industry sectors declined, the volume of trading on The Nasdaq Stock Market or the New York Stock Exchange declined, or when industry sectors or individual companies reported results below investors' expectations.

We experience significant fluctuations in our quarterly operating results due to the nature of our business and therefore may fail to meet profitability expectations.

     Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

     .    the number of underwriting and merger and acquisition transactions completed by our clients;

     .    the valuations of our principal investments, the investments of funds we manage and our venture capital portfolio companies;

     .    the number of initial public offerings or sales of our venture capital portfolio companies;

     .    access to public markets for companies in which we have invested as a principal;

     .    the realization of profits or losses on principal investments or warrants we hold;

     .    the level of institutional and retail brokerage transactions;

     .    the timing of recording of asset management fees and special allocations of income; and

     .    variations in expenditures for personnel, litigation expenses, and expenses of establishing new business units, including marketing and technology expenses.

     We record our revenues from an underwriting transaction only when the underwriting is completed. We record revenues from merger and acquisition transactions only when we have rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results. We have structured our operations based on expectations of a high level of demand for underwriting and corporate finance transactions. As a result, we have many fixed costs. Accordingly, we could experience losses if demand for these transactions is lower than expected.

     Our revenues in 1999 were impacted favorably by increases in the valuations of our Internet and related information technology venture capital funds' portfolio companies. We recognize revenues and losses in this portfolio based upon valuations of our portfolio companies that occur from time to time, generally in connection with additional financings. Changes in these valuations or the timing of additional financings, public offerings or sales involving our venture capital portfolio companies can cause our quarterly operating results to fluctuate. Due to the foregoing and other factors, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis.


We face significant competition from larger financial services firms with greater resources which could reduce our market share and harm our financial performance.

     We are engaged in the highly competitive financial services, venture capital, underwriting and securities brokerage businesses. We compete directly with large Wall Street securities firms, established venture capital funds, securities subsidiaries of major commercial bank holding companies, major regional firms, smaller "niche" players and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. Our industry focus also subjects us to direct competition from a number of specialty securities firms, smaller investment banking boutiques and venture capital funds that specialize in providing services to those industry sectors. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected.

     There has been a significant amount of new capital invested in venture capital funds in recent years and we expect this trend to continue. With the amount of capital available, some companies that may have had difficulty in obtaining venture funding in the past may be able to do so, notwithstanding that the chances for success in these investments may be marginal. In addition, there is likely to be an increasing amount of competition among venture capital funds for the best investment prospects, particularly in the Internet and information technology sectors in which we focus. Thus, our success will be largely dependent on our ability to identify and invest in the most favorable opportunities in a highly competitive venture capital market.

     Competition from commercial banks has increased because of recent acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. In addition, we expect competition from domestic and international banks to increase as a result of recent legislation and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks. Our pending acquisition of a bank will lead to direct competition from commercial banks, most of which will be larger and have greater resources than our bank subsidiary. This competition could adversely affect our operating results.

     We also face intense competition in our asset management business from a variety of sources, including venture capital funds, private equity funds, mutual funds, hedge funds and other asset managers. We compete for investor funds as well as for the opportunity to participate in transactions.

     We offer many of our investment banking and brokerage services online. The market for these services over the Internet is new, rapidly evolving and intensely competitive. We expect competition in this area to continue and intensify in the future. Our online brokerage services business faces direct competition from other brokerage firms providing either touch-tone telephone or online investing services, or both.

     Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution.
Discount brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have a much longer history of investment activities than we do and, therefore, may possess a relative advantage with regard to access to business and capital.

     In addition, our venture capital portfolio companies will likely face significant competition, both from other early-stage companies and from more established companies. Early-stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more experienced companies may possess significantly more experience and greater financial resources than our portfolio companies.

We face intense competition for personnel which could adversely affect our business.

     Our business is dependent on the highly skilled, and often highly specialized, individuals we employ. The skills of our management personnel will be of increasing importance to us in the future as we continue to integrate our expanding venture capital business and our pending investment advisory and bank acquisition into our ongoing investment activities. Retention of research, investment banking, venture capital, sales and trading, asset management, technology, lending and management and administrative professionals is particularly important to our prospects. Our failure to recruit and retain qualified employees would materially and adversely affect our future operating results.

We are highly dependent on specially-trained individuals

     The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Our strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships over their lifecycle by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. In addition, research professionals contribute significantly to our ability to secure a role in managing public offerings and in executing trades in the secondary market. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms targeting or increasing their efforts in some of the same industries that we serve. In particular, in recent periods, competition has grown dramatically for experienced venture capital managers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.

     In addition, the success of our venture capital portfolio companies will depend in large part upon the abilities of their key personnel. Competition for qualified personnel is intense at any stage of a company's development and high turnover of personnel is common in Internet and information technology companies. The loss of one or a few key managers can hinder or delay a company's implementation of its business plan. Our portfolio companies may not be able to attract and retain qualified personnel. Any inability to do so may negatively affect our investment returns.

Competition results in increased compensation costs

     Competition for the recruiting and retention of employees has recently increased elements of our compensation costs, and we expect that continuing competition will cause our compensation costs to continue to increase. We cannot assure you that we will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review our compensation policies, including stock incentives. Nonetheless, our incentives may be insufficient in light of the increasing competition for experienced professionals in the investment industry, particularly if the value of our stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation.

We are subject to extensive government regulation which could adversely affect our results

     The securities business is subject to extensive regulation under federal and state laws in the United States, and also is subject to regulation in the foreign countries in which we conduct our activities. Compliance with these laws can be expensive, and any failure to comply could have a material adverse effect on our operating results.

     One of the most important regulations with which our broker-dealer subsidiaries must continually comply is the SEC's net capital rule (Rule 15c3-1) and a similar rule of the United Kingdom's Securities and Futures Authority. These regulations require our broker-dealer subsidiaries to maintain minimum levels of net capital, as defined under such regulations, and limit the amount of leverage we can obtain in our business. Underwriting commitments require a charge against net capital and, accordingly, our ability to make underwriting commitments may be limited by our capital. Compliance with these regulatory net capital requirements could limit other operations that require intensive use of capital, such as trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

     Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and self-regulatory organizations such as the National Association of Securities Dealers may institute administrative or judicial proceedings that may result in:

     .    censure, fines or civil penalties (including treble damages in the case of insider trading violations);

     .    issuance of cease-and-desist orders;

     .    deregistration or suspension of the non-compliant broker-dealer or investment adviser;

     .    suspension or disqualification of the broker-dealer's officers or employees; or

     .    other adverse consequences.

     The imposition of any such penalties or orders on us could have a material adverse effect on our operating results and financial condition.

     The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the NASD. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

     Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms such as ours. We cannot predict what effect any such changes might have. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our venture capital, underwriting, merger and acquisition, asset management and principal investment businesses in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which we focus can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

     Furthermore, due to the increasing popularity of the Internet, legislators and regulators may pass laws and regulations dealing with issues such as user privacy, advertising, customer suitability, taxation and the pricing, content and quality of products and services. Increased attention to these issues could adversely affect the growth of the Internet, which could in turn decrease the demand for online services such as those we and our venture capital funds provide or could otherwise have a material adverse effect on our business, financial condition or operating results.

If we successfully complete our pending acquisition, we will become subject to extensive banking regulation

     With regard to our proposed acquisition of MMA and Rushmore, the consummation of the acquisition is subject to customary approvals and closing conditions. We cannot assure you that we will successfully complete the acquisition. If we do not consummate the acquisition, we will be unable to recover the financial and personnel resources that we have dedicated to this acquisition, and we will be unable to achieve the benefits that could have arisen from the acquisition.

     If we do successfully complete the acquisition, we intend to convert Rushmore into a national bank and we would thus become a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, we will be subject to extensive supervision, regulation and examination by banking regulatory agencies. In general, the BHC Act prohibits or restricts a bank holding company's engagement in a wide variety of businesses, some of which are businesses in which we currently engage, including venture capital, merchant banking and investment banking.

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating. We expect that Rushmore will meet these qualification requirements and we intend to file a declaration with the Federal Reserve Board electing to engage in FHC activities in connection with our application to become a bank holding company.

     We currently engage in a wide variety of businesses, including venture capital, merchant banking and investment banking, that existing law would prohibit us from engaging in as a bank holding company in the manner in which we currently engage in such businesses, but which the GLB Act appears to permit an FHC to engage in a similar fashion as we do today. Although we believe that we will be able to qualify and maintain our qualification as an FHC under the GLB Act and continue to engage in the businesses in which we currently engage, there can be no assurance that we will be able to do so or that we will not be required to incur substantial costs to maintain compliance with the GLB Act. In addition, even if we are successful in qualifying as an FHC and maintaining FHC status, the GLB Act is a very recently enacted law and there is a great deal of uncertainty surrounding its scope and interpretation. Currently, there are only interim regulations clarifying or interpreting the enhanced powers granted under the GLB Act for bank holding companies. There can be no assurance that these regulations and subsequent interpretations will not prevent us from engaging in one or more lines of businesses in which we currently engage or will not impose restrictions that could limit the profitability of such businesses or otherwise restrict our flexibility in engaging in them.

     Although we do not anticipate that we will fail to qualify as an FHC, any such failure would subject us to the existing restrictions applicable to bank holding companies under the BHC Act. In such a case, two years from the date on which we become a bank holding company, we will be required to conform any activities that are not considered to be closely related to banking under the BHC Act. This two-year period may be extended by the Federal Reserve Board for three additional one-year periods if the Federal Reserve Board finds that such an extension would not be detrimental to the public interest. Therefore, if we do not qualify as a financial holding company under the GLB Act before the end of this period (including any extensions), we may be required to conform our investment banking, venture capital and merchant banking businesses to those permitted under the BHC Act or to cease being a bank holding company subject to the BHC Act by divesting our bank. Any such actions could result in significant losses.

     In addition, as a bank holding company (whether or not we qualify as an FHC), we will be subject to a wide variety of restrictions, liabilities and other requirements applicable to bank holding companies, including required capital levels, restrictions on transactions with our bank subsidiary, restrictions on payment or receipt of dividends and community reinvestment requirements. Federal banking regulators possess broad powers to take supervisory action, including the imposition of potentially large fines, against both us and Rushmore as they deem appropriate if we violate any of these requirements or engage in unsafe or unsound practices. Such supervisory actions could result in higher capital requirements and limitations on both our banking and non-banking activities, any and all of which could have a material adverse effect on our businesses and profitability. Finally, the GLB Act will impose customer privacy requirements on any company engaged in financial activities such as those engaged in by Rushmore and by us. Any failure to comply with such privacy requirements could result in significant penalties or fines.

We are highly dependent upon the availability of capital and funding for our operations

     We are highly dependent upon the availability of adequate funding and regulatory capital to operate our business and to meet applicable regulatory requirements. Historically, we have satisfied these needs from equity contributions, internally generated funds and loans from third parties. We cannot assure you that any, or sufficient, funding or regulatory capital will continue to be available to us in the future on terms that are acceptable to us.

     Moreover, most of our venture capital portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. To date, there has been a substantial number of initial public offerings of Internet-related companies. If the market for such offerings were to weaken for an extended period of time, the ability of our venture capital portfolio companies to grow and access the capital markets would be impaired.

We have potential conflicts of interest with our employees, officers and directors

     From time to time, our executive officers, directors and employees invest, or receive a profit interest, in investments in private or public companies or investment funds in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past organized and will likely in the future organize businesses, such as our private investment vehicles and venture capital funds, in which our employees may acquire minority interests. There are risks that, as a result of such investment or profit interest, a director, officer or employee may take actions that would conflict with our best interests. There is also a risk that investment opportunities directed to our employees through private investment vehicles or venture capital funds could have been beneficial to our shareholders if they had been made as our own investments. In addition, members of our senior management are actively involved in managing investment funds and venture capital funds operated by us which could create a conflict of interest to the extent these officers are aware of inside information concerning potential investment targets or to the extent these officials wish to invest in companies for which we are underwriting securities. We have in place compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in our investment banking clients. We cannot assure you that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of these officials to make potentially profitable investments on behalf of those funds, which could have an adverse effect on our operations. Our asset management activities may also preclude or delay the release of research reports on companies in which we invest, which could negatively affect our ability to compete for underwriting business in connection with such companies. Also, we may have conflicts among our various subsidiaries for investment opportunities and legal or regulatory restrictions may prevent one or more of our subsidiaries from taking action to benefit other subsidiaries.

Litigation and potential securities laws liabilities may adversely affect our business

     Many aspects of our business involve substantial risks of liability, litigation and arbitration, which could adversely affect us. As an underwriter, a broker-dealer and an investment adviser we are exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. We are also subject to the risk of other litigation, including litigation that may be without merit. As we intend actively to defend any such litigation, we could incur significant legal expenses. We carry very limited insurance that may cover only a portion of any such expenses. An adverse resolution of any future lawsuits against us could materially adversely affect our operating results and financial condition. In addition to these financial costs and risks, the defense of litigation or arbitration may materially divert the efforts and attention of our management and staff from their other responsibilities.

     Our charter documents also allow indemnification of our officers, directors and agents to the maximum extent permitted by Virginia law. We have entered into indemnification agreements with these persons. We have been, and in the future may be, the subject of indemnification assertions under these charter documents or agreements by our officers, directors or agents who are or may become defendants in litigation.

Our business is dependent on cash inflows to mutual funds

     A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for us since mutual funds purchase a significant portion of the securities offered in public offerings and traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds, seeking to invest cash received from the public. The public may sell mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds or a decline in net asset values of these funds reduces demand by fund managers for initial public or secondary offerings, our business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally.

We may incur losses related to the real estate portfolio of our minority-owned REIT

     At December 31, 1999, we owned 23% of the outstanding common stock of FBR-Asset. FBR-Asset's assets are primarily real estate and mortgage assets, which include indirect holdings through investments in other companies. FBR-Asset's investments in real estate-related assets are subject to a variety of general, regional and local economic risks, as well as the following:

          . increases in interest rates could negatively affect the value of FBR-Asset's mortgage loans and mortgage-backed securities;

          . the borrowing of funds by FBR-Asset and several of the REITs in which it invests to finance mortgage loan investments could amplify declines in market value resulting from interest rate increases;

          . increases in prepayment rates during times of interest rate decline could negatively affect the value of FBR-Asset's mortgage-backed securities by requiring re-investment of the prepaid funds at the lower interest rates;

          . hedging against interest rate exposure may adversely affect FBR-Asset's earnings because hedging can be expensive and may not be effective;

          . multifamily and commercial real estate, which comprise much of the investments of the companies in which FBR-Asset has invested, may lose value and fail to operate properly;

          . investing in subordinate interests, which are owned by some of the companies in which FBR- Asset invests, exposes FBR-Asset to increased credit risk;

          . competition in the purchase, sale and financing of mortgage assets may limit the profitability of companies in which FBR-Asset invests; and

          . increased losses on uninsured mortgage loans can reduce the value of FBR-Asset's equity investments.

     Changes in the market values of FBR Asset's assets are directly charged or credited to FBR-Asset's shareholders' equity. As a result, a general decline in trading market values may also reduce the book value of FBR-Asset's assets. A reduction in the book value of FBR-Asset's Assets would have a negative effect on our financial results as a minority owner.

We may not be able to manage our growth effectively

     Over the past several years, we have experienced significant growth in our business activities and the number of our employees. We expect this growth to continue as we further expand our venture capital business and integrate our pending investment advisory and bank acquisition. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the securities industry, we are and will continue to be highly dependent on the effective and reliable operation of our communications and information systems. We believe that our current and anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD rules has changed as the size and complexity of our business has changed. Also, if we complete our pending acquisition and thus become a bank holding company, we will become subject to an entirely new and extremely stringent and complex set of regulatory requirements, for which we will have to develop compliance procedures. As we have grown and continue to grow, we have implemented and continue to implement additional formal compliance procedures to reflect such growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect our ability to manage growth.

We are highly dependent on systems and third parties, so systems failures, including those related to year 2000, could significantly disrupt our business

     Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers. Any failure or interruption of our systems, the systems of our clearing broker or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. To date we have had no significant problems related to year 2000 issues associated with the computer systems, software, other property and equipment we use. We cannot guarantee, however, that year 2000 issues will not adversely affect our business, operating results or financial condition at some point in the future.

     In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

We may not be able to keep up with rapid technological change

     Recent rapid advancements in computing and communications technology, particularly on the Internet, are substantially changing the means by which financial and other services are delivered. More specifically, the online financial services industry, in which we operate, is experiencing rapid changes in technology, changes in customer requirements, changes in service and product offerings and evolving industry standards. In order for us to succeed in the Internet and information technology sectors, we must be able to develop or obtain new technologies, use these technologies effectively and enhance our existing online services and products. Our success also depends on the ability to develop new services and products that address the changing needs of customers and prospective customers. If we are unable to respond to technological advances and evolving industry standards and practices in a timely and cost-effective manner, our operating results will be adversely affected.

     There are significant technical and financial risks in the development of new services and products or enhanced versions of existing services and products. We cannot assure you that we will be able to:

     .    develop or obtain the necessary technologies;

     .    effectively use new technologies;

     .    adapt our services and products to evolving industry standards; or

     .    develop, introduce and market in a profitable manner service and product enhancements or new services and products.

     If we are unable to develop and introduce enhanced or new services or products quickly enough to respond to market or customer requirements, or if our or their services and products do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

Our online business will require substantial expense and may not be successful

     Conducting investment banking operations through the Internet involves a new approach to the securities business. In order to attract customers in the rapidly evolving online financial services market, many companies are incurring significant expenses in providing client service and in the marketing and advertising of their products and services. We are committed to providing a high level of client service to our target market of institutional and high net worth clients. In order to compete effectively in this market, we are likely to incur similar substantial expenses, including intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our services and products in order to generate demand. In addition, our ability to expand in this market may require us to find strategic partners with content or distribution capacity or equity partners. We may not be able to identify and reach agreements with such partners. We cannot assure you that we will be successful in the Internet market. Our online business does not produce revenues sufficient to cover our expenses and we cannot assure you that it will ever do so.

We are subject to risks related to online commerce and the Internet which could adversely affect our business

     The markets for electronic investment banking and brokerage services, particularly through the Internet, are at an early stage of development and are rapidly evolving. It is difficult to predict demand and market acceptance for online products, as well as the possible growth and size of these markets. We cannot assure you that the markets for our online services will continue to develop or become profitable. Many of these services and products will not be successful unless the Internet is widely accepted as a marketplace for commerce and communication. This acceptance could be hindered by a number of factors, including government regulation and associated compliance costs, insufficient infrastructure, insufficient or inefficient telecommunication services or concerns about security, among others.

Inefficiencies related to traffic on the Internet and its service providers will adversely affect our online business.

     Traffic on the Internet and the number of users gaining access through the Internet's various service providers have grown significantly and are expected to continue to grow. The success of our online business will depend upon the continued ability of the Internet's infrastructure to handle this increased volume. This will require a reliable network backbone with the necessary speed, data capacity and security, as well as the timely development of related products such as high-speed modems, for providing reliable and efficient Internet access and service. If the Internet or its service providers experience outages or delays, the level of Internet usage and the processing of transactions on our web site will be adversely affected.

Security concerns may adversely affect our online business and the businesses of our portfolio companies

     Our networks may be vulnerable to unauthorized access, computer viruses and other security problems. Individuals who successfully circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our and their online operations. In addition, concerted attacks by hackers could make our and their online services unavailable for significant periods of time. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Although we intend to continue to implement industry-standard security measures, these measures may be inadequate. If a compromise of security occurs, our business, financial condition and operating results could be materially adversely affected.

Our common stock price is highly volatile

     The market price for our class A common stock has been highly volatile and is likely to continue to be highly volatile. The trading price of our stock has experienced significant price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to our operating performance. The price of our class A common stock has generally traded below our initial public offering price of $20.00 per share in December 1997 and has ranged from $3-5/8 per share to $21-3/4 per share since that time through March 10, 2000. Any negative changes in the public's perception of the prospects for companies in the investment, financial services or venture capital industries could depress our stock price regardless of our results.

     The following factors could contribute to the volatility of the price of our class A common stock:

          . actual or anticipated variations in our quarterly results and those of our portfolio companies;

          . new products or services offered by us, our portfolio companies and their competitors;

          . changes in our financial estimates and those of our portfolio companies by securities analysts;

          . conditions or trends in the investment, financial services or venture capital industries in general;

          . announcements by us, our portfolio companies or our competitors of significant acquisitions, strategic partnerships, investments or joint ventures;

          . changes in the market valuations of our portfolio companies and other technology companies;

          . negative changes in the public's perception of the prospects of investment, financial services or venture capital companies;

          . general economic conditions such as a recession, or interest rate or currency rate fluctuations;

          . additions or departures of our key personnel and key personnel of our portfolio companies; and

          .    additional sales of our securities.

     Many of these factors are beyond our control.

Our corporate governance is controlled by insiders

     As of December 31, 1999, our officers and directors directly controlled approximately 62.3% of the voting power of our outstanding common stock. Therefore, they are able to control the outcome of all corporate actions requiring shareholder approval (other than actions requiring a vote of holders of class A common stock voting as a separate class). Furthermore, our officers and directors have control over our operations, including significant control over compensation decisions under our benefit and compensation plans, including plans under which they are direct beneficiaries.

ITEM 2. PROPERTIES

     We lease four floors of our headquarters building totaling approximately 69,000 square feet. We also lease approximately 18,000 square feet for our other offices. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a defendant or plaintiff in any material lawsuits or arbitrations. We are a defendant in a small number of civil lawsuits relating to our various businesses. There can be no assurances that these matters will not have a material adverse effect on the results of our operations in a future period, depending in part on the results for such period. However, based on our review of these matters with counsel, we believe that any result of these actions against us will not have a material adverse effect on either our consolidated financial condition or on our results of operation. For a discussion of the litigation risks associated with our business, see "Business - Factors Affecting Our Business, Operating Results and Financial Condition -- Litigation and potential securities laws liabilities may adversely affect our business" (page 32).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of December 31, 1999* are as follows:

     NAME                     AGE                      POSITIONS
 Emanuel J. Friedman.....     53      Chairman and Co-Chief Executive Officer; Director
 Eric F. Billings........     47      Vice Chairman and Co-Chief Executive Officer; Director
 W. Russell Ramsey.......     40      President and Co-Chief Executive Officer; Director
 Eric Y. Generous........     39      Executive Vice President and Chief Financial Officer
 Robert S. Smith.........     40      Executive Vice President and Chief Operating Officer
 Kurt R. Harrington......     47      Treasurer and Chief Accounting Officer

Emanuel J. Friedman

     Mr. Friedman is Chairman and Co-Chief Executive Officer of FBR. He has continuously served as Chairman and Chief Executive Officer since co-founding FBR in 1989. He serves as a director of FBR-Asset. He manages FBR Ashton, Limited Partnership and FBR Private Equity Fund, L.P. Mr. Friedman founded the Friedman, Billings & Ramsey Charitable Foundation, Inc., a charitable foundation, in 1993 and currently serves as a director. Mr. Friedman entered the securities industry in 1973 when he joined Legg Mason Wood Walker & Co., Inc., and from 1985 until 1989 he was Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

Eric F. Billings

     Mr. Billings became Vice Chairman and Co-Chief Executive Officer of FBR in December 1999. Prior to that, he had served as Vice Chairman and Chief Operating Officer since co-founding FBR in 1989. He serves as Chief Executive Officer and as a director of FBR-Asset. He also manages FBR Weston, Limited Partnership. Mr. Billings entered the securities industry in 1982 when he joined Legg Mason Wood Walker & Co., Inc., and from 1984 until 1989 served as Senior Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

W. Russell Ramsey

     Mr. Ramsey became President and Co-Chief Executive Officer of FBR in December 1999. Prior to that, He had served as President and Secretary since co-founding FBR in 1989. Prior to co-founding FBR, Mr. Ramsey served as Vice President in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

______________________________
*Subsequent to December 31, 1999, in January 2000, Mr. Harrington was appointed Senior Vice President and Chief Financial Officer and Mr. Generous was appointed Chief Administrative Officer.

Eric Y. Generous

     Mr. Generous was Chief Financial Officer and Executive Vice President of FBR as of December 31, 1999. Subsequent to December 31, 1999, in January 2000, Mr. Generous became Chief Administrative Officer of FBR. He had continuously served as an officer since joining FBR at its inception in 1989. Mr. Generous entered the securities industry in 1983 when he joined Legg Mason Wood Walker & Co., Inc., and from 1984 until 1989 served in the institutional sales group at Johnston, Lemon & Co., Incorporated, a Washington, D.C. brokerage firm.

Robert S. Smith

     Mr. Smith became Chief Operating Officer of FBR in December 1999. Mr. Smith joined FBR as its General Counsel in January 1997 and became Executive Vice President in December 1997. Prior to joining FBR, Mr. Smith was a partner of McGuire, Woods, Battle & Boothe, LLP, where he had been in practice since 1986, and represented FBR Company from its inception in 1989. Mr. Smith formerly practiced as a lawyer in the United Kingdom from 1982-1985.

Kurt R. Harrington

     Mr. Harrington joined FBR in March 1997, as Vice President, Finance/Treasurer. Subsequent to December 31, 1999, in January 2000, Mr. Harrington became Senior Vice President and Chief Financial Officer of FBR. From September 1996 to March 1997, Mr. Harrington was a consultant to the venture capital industry. For the five years prior thereto, Mr. Harrington was Chief Financial Officer of Jupiter National, Inc., a publicly-traded venture capital company, and in this capacity served as a director of a number of companies, including Viasoft, Inc., a publicly-held software company from January 1994 to October 1995. Mr. Harrington is a Certified Public Accountant.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for trading our Class A common stock is the New York Stock Exchange. Set forth below are the high and low sale prices of our Class A common stock for each quarter for 1999 and 1998 and for the quarter ended December 31, 1997.


                      HIGH      LOW
1999
Fourth Quarter    $ 7 15/16   $ 4 3/8
Third Quarter            14     6 3/8
Second Quarter       21 1/4     6 1/4
First Quarter        8 3/16     5 1/2

1998
Fourth Quarter        7 3/4     3 3/4
Third Quarter       16 5/16         5
Second Quarter           21    13 3/4
First Quarter      17 13/16        14

1997
Fourth Quarter*      21 3/4  17 15/16

______________________
 *The effective date of our initial public offering was December 22, 1997

     According to the records of our transfer agent, we had approximately 83 shareholders of record as of December 31, 1999. Because many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

          Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and do not plan to declare dividends on our Class A common stock, at this time. We repurchased 431,935 shares of our common stock in 1999 and issued 198,945 shares pursuant to our Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)
(Dollars in thousands, except per share amounts)


Year Ended December 31,         1999       1998      1997      1996      1995
-------------------------------------------------------------------------------

Consolidated Statements of Operations

Revenues:

 Investment banking:
   Underwriting              $ 22,642   $ 70,791  $142,506 $ 55,159 $ 16,075
   Corporate finance           22,541     41,356    60,649   10,362    7,224
 Institutional brokerage:
   Principal sales credits     24,305     30,976    29,276   31,734   21,869
   Agency commissions          14,988     15,308    12,395    7,554    4,483
 Gains and losses, net:
   Trading                     (2,247)   (59,168)  (12,630)  (6,268)  (1,791)
   Investment                   1,957     (3,943)    3,228    3,974      774
 Asset management              45,312     11,397    15,766    3,834    5,973
 Interest and dividends         9,468     16,151     4,945    3,554    2,558
--------------------------------------------------------------------------------
     Total revenues           138,966    122,868   256,135  109,903   57,165

Expenses:

  Compensation and benefits     98,424    82,599   156,957   61,504   33,481
  Clearing and brokerage fees    4,693     5,078     4,961    3,484    2,350
  Occupancy and equipment        6,674     4,225     2,638    1,683    1,187
  Communications                 4,323     3,592     2,325    1,109      823
  Interest expense               1,323     4,927     3,770    2,665    1,523
  Other (2)                     30,500    38,656    28,347   14,620    8,362
--------------------------------------------------------------------------------
     Total expenses            145,937   139,077   198,998   85,065   47,726

Net income (loss) before taxes (6,971)   (16,209)   57,137   24,838    9,439

Income tax expense                  --       --     22,855(3) 9,960(3) 3,457(3)
--------------------------------------------------------------------------------
Net income (loss)             $ (6,971) $(16,209) $ 34,282  $14,878  $ 5,982
--------------------------------------------------------------------------------

Consolidated Balance Sheet Data

Assets:
  Cash and cash equivalents   $ 43,743  $ 46,827  $207,691  $ 20,681  $10,391
  Marketable trading securites   6,137    13,150    78,784    55,013   32,521
  Long-term investments        135,723    97,157    36,351     6,424    1,579
  Other                         40,753    47,982    36,501    43,320   34,420
--------------------------------------------------------------------------------
    Total assets              $226,356  $205,116  $359,327  $125,438  $78,911
--------------------------------------------------------------------------------

Liabilities:
  Accounts payable and
    other liabilities         $ 34,358  $ 15,322  $ 52,008  $ 14,565  $36,018
  Short-term debt                   --        --    40,000    22,000   13,250
  Accrued dividends                 --        --    24,000        --       --
  Trading account securities
    sold short                   3,029     2,892    16,673    39,814    6,372
--------------------------------------------------------------------------------
    Total liabilities           37,387    18,214   132,681    76,379   55,640

Shareholders' equity           188,969   186,902   226,646    49,059   23,271

    Total liabilities and
      shareholders' equity    $226,356  $205,116  $359,327  $125,438  $78,911
--------------------------------------------------------------------------------

Statistical Data

Basic and diluted earnings
  (loss) per share            $  (0.14) $  (0.33) $   1.48  $   0.67  $  0.27

Pro forma basic and diluted
  earnings per share (3)            N/A       N/A  $   0.85  $   0.40  $  0.17

Book value per share (4)      $   3.86  $   3.81  $   4.53  $   1.31  $  0.66

Total employees (4)                390       358       265       176      112

Revenue per employee          $    372  $    394  $  1,162  $    766  $   580

Pre-tax return on average equity    (4)%      (8)%      41%       87%      82%

Compensation and benefits
  expense as a percentage
  of revenues                        71%       67%      61%       50%      48%

Basic and diluted weighted
  average shares outstanding     48,872    49,724   40,276    37,079   34,916
  (in thousands)

---------------------
(1) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the basis of presentation.
(2) Includes business development and professional services and other operating expenses.
(3) Reflects pro forma Federal and state income taxes based on estimated applicable tax rates as if we had not elected subchapter S corporation status prior to December 21, 1997. Historical, as reported, income tax benefit for 1997 was $2,402. Historical, as reported, net income for 1997, 1996 and 1995 was $59,539, $24,838 and $9,439, respectively.

(4) As of end of the period reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Friedman, Billings, Ramsey Group, Inc. is a holding company for Friedman, Billings, Ramsey Capital Markets, Inc. ("Capital Markets Group") and FBR Capital Management, Inc. ("Asset Management Group"). The Capital Markets Group is a holding company whose primary subsidiaries are Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), a U.S. investment banking firm and securities broker-dealer, and FBR Investment Services, Inc. ("FBRIS") an electronic on-line investment bank and securities brokerage company and mutual fund distributor. The Asset Management Group is a holding company whose subsidiaries are engaged in investment management and advisory services to private equity and venture capital funds, managed accounts including a publicly-traded real estate investment trust ("REIT"), proprietary investment partnerships, offshore funds and mutual funds. The Asset Management Group also holds investments, as principal, in several of the funds that it manages and other investments acquired in connection with its business. Our company operates primarily in the United States and Europe.

BUSINESS ENVIRONMENT

     Our principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, venture capital, proprietary investments and asset management services) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the Internet and information technology, bank, financial services and real estate sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in our areas of focus. During 1999, with the exception of the Internet and information technology sectors, the sectors on which we focus have underperformed the overall securities markets.

     Our revenues, particularly from venture capital and private equity activities, capital raising, and asset management activities, are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. A significant portion of the performance-based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the increase in value of securities held by the funds we manage. These increases in value included unrealized gains that may be reduced or reversed from one period to another. These securities are often illiquid and therefore, the value of these securities is subject to increased market risk. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

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

     In order to compete in this increasingly competitive environment, we continually evaluate our businesses across varying market conditions for profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believes that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue.

OPERATING GROUPS

ASSET MANAGEMENT GROUP

  Our asset management activities consist of managing and investing in a broad range of pooled investment vehicles, including venture capital funds and other investment partnerships, FBR Asset Investment Corporation ("FBR-Asset"), mutual funds and separate accounts. Our total assets under management ("AUM") increased 28% from $689 million at December 31, 1998 to $879 million at December 31, 1999. As of December 31, 1999, our long-term investments totaled $135.7 million.

  We generate revenue from our asset management activities in three ways:

        (1) We act as investment adviser and receive management fees for the management of investment partnerships, including venture capital funds, mutual funds, separate accounts and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in "asset management revenue" in our statements of operations.

        (2) We receive incentive income based upon the operating results of the venture capital funds and other partnerships. Incentive income represents special allocations, generally 20%, of realized and unrealized gains to our capital accounts as managing partner of the partnerships. This special allocation is sometimes referred to as "carried interest" and is recorded in "asset management revenue" in our statements of operations.

        (3) We record allocations, under the equity method of accounting, for our proportionate share of the earnings or losses of the venture funds and other partnerships and FBR-Asset. Income or loss allocations are recorded in "net investment gains and losses" in our statements of operations.

   Asset management revenue increased 298% over the last year from $11.4 million in 1998 to $45.3 million in 1999. This revenue has been derived from an increasing variety of investment vehicles, in particular managed venture capital funds. During the fourth quarter of 1999, technology venture capital emerged as a major contributor to our asset management business. Revenue from venture capital activity, including unrealized gains, accounted for $42.0 million of our total revenues during 1999. Venture capital assets under management increased 646% from $50 million in 1998 to $373 million in 1999.

  Base management fees are earned on all of our AUM and are determined based on a percentage of actual or committed assets, excluding our own investment and certain other affiliated assets. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.25% for FBR-Asset's mortgage-backed securities to 2.5% for one of our venture capital funds). We receive base management fees from our managed funds, in cash, quarterly or semi-annually. We recorded $9.4 million in base management fees for the year ended December 31, 1999.

  In addition to base management fees, we may earn incentive income on venture capital and other investment partnerships that we manage and FBR-Asset. Generally, we receive 20% of the net realized and unrealized investment gains (if any) on the assets contributed by third parties to the investment partnerships. Assets on which we have the potential to earn incentive income have increased 48%, from $496 million at December 31, 1998 to $736 million as of December 31, 1999. For the year ended December 31, 1999, we recorded $35.9 million of incentive income, of which $34.3 related to one venture capital fund, FBR Technology Venture Partners, L.P. ("TVP") that was formed in 1997. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. In succeeding periods, we are entitled to an allocation of

20% of the partnership's realized and unrealized gains and the remaining 80% is allocated to the limited partners on a pro-rata basis. Our capital account in TVP, as of December 31, 1999, reflects the allocation of this 20% carried interest.

  The value of our investments in managed investment partnerships increased to $70.0 million as of December 31, 1999 from $26.7 million as of December 31, 1998. In 1999, we recorded net investment gains of $5.1 million and incentive income of $35.9 million related to these partnerships. To the extent that our managed partnerships hold securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as "haircuts". As the restriction period runs, the amount of the discount is generally reduced. All such securities reflect the December 31, 1999 closing price less a discount of up to 25%, to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly.

  In May 1998, as part of our strategy to create new asset management products and to diversify our asset management business, we organized a business trust designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. In connection therewith, in July 1998, we made two loans and an equity investment totaling $24.5 million to three unrelated businesses. The loans bear interest at an average annual rate of 12.7%. We subsequently decided not to seek outside investment for this vehicle but continue to hold its investments as principal.

  As of December 31, 1999, our long-term investments of $135.7 million included:
$49.1 million of investments in the technology sector which represented 36% of long-term investments; $29.8 million of investments in the real estate sector which represented 22% of long-term investments; $26.8 million of investments in the financial services sector which represented 20% of long-term investments; and $30.0 million of investments in middle market entities (private debt and preferred investments) which represented 22% of long-term investments.

CAPITAL MARKETS GROUP

  Our investment banking and corporate finance activities consist of a broad range of services, including public and private transactions of a wide variety of securities and financial advisory services in merger, acquisition and strategic partnering transactions. During 1999, we completed or advised on 46 managed or co-managed investment banking deals and corporate finance transactions representing $3.2 billion, with $2.4 billion in public underwritings and private placements and $0.8 billion in merger and acquisition ("M&A") and advisory transactions. We also participated in 55 underwriting transactions as a syndicate or selling group member.

  During the year ended December 31, 1999, we managed or co-managed 10 initial public offerings ("IPOs") and 13 secondary offerings raising approximately $2.0 billion and generating $22.6 million in revenues. The average size of transactions managed was $85.4 million.

  Corporate finance revenues include private placement fees and M&A and advisory service fees. During the year ended December 31, 1999, we acted as placement agent or co-placement agent in 11 non-public transactions, raising $461 million and generating $8.0 million in revenues. We also advised on 12 M&A and other advisory assignments generating $14.5 million in revenues.

  Over the last two years, procedures for conducting securities transactions have changed dramatically due to the rise of online trading over the Internet. The underwriting of securities increasingly involves the use of the Internet. In order to capitalize on these trends and enhance our core business via the Internet, during the second quarter of 1999, we introduced fbr.com, an online investment bank and securities brokerage company. fbr.com is a division of FBRIS. We can leverage our strengths in capital raising services by offering these transactions online via fbr.com. Since announcing fbr.com on April 15, 1999, we had offered shares of 24 offerings online through December 31, 1999.

  On August 12, 1999, we also announced a strategic alliance with Fidelity Investments ("Fidelity") in which Fidelity participates in the distribution of securities underwritten by us. Under the alliance, we invite Fidelity to participate in selected offerings. Currently, the two firms are focusing their efforts on certain industry sectors that make up our core research and underwriting capabilities and include technology, real estate, regional banks, thrifts, specialty finance companies, energy and healthcare. In the future, both firms may explore potential business relationships in other business areas, including asset management, research and electronic trading of securities.

 The following table shows a detail of our investment banking revenues for the years indicated:

INVESTMENT BANKING REVENUES

(Unaudited, in thousands)           1999      1998      1997     1996     1995
-------------------------------------------------------------------------------
Public Underwritings
 Initial Public Offerings        $ 8,910  $ 50,502  $115,403  $25,997  $ 3,790
 Secondary Public Offerings       12,407    15,623    20,690    7,214    7,840
 High Yield Debt & Preferred       1,325     4,666     6,413   21,948    4,445
-------------------------------------------------------------------------------
   Subtotal Underwriting          22,642    70,791   142,506   55,159   16,075
-------------------------------------------------------------------------------
Non Public Capital Raising
 and M&A
 High Yield Debt & Preferred       4,428     6,427     7,442    4,058    4,470
 M&A and Advisory Services        14,554    15,608     9,716    3,637    2,754
 Private Equity Placements         3,559    19,321    43,491    2,667       --
-------------------------------------------------------------------------------
   Subtotal Corporate Finance     22,541    41,356    60,649   10,362    7,224
-------------------------------------------------------------------------------
   Total                         $45,183  $112,147  $203,155  $65,521  $23,299
-------------------------------------------------------------------------------

  In addition to our capital raising activities, we also offer institutional brokerage services to customers. Revenues related to these services are detailed below for the years indicated:

INSTITUTIONAL BROKERAGE REVENUES

(Unaudited, in thousands)          1999       1998      1997     1996      1995
--------------------------------------------------------------------------------
 Principal Sales Credits        $24,305   $ 30,976  $ 29,276  $31,734   $21,869
 Trading Gains and Losses, Net   (2,247)   (59,168)  (12,630)  (6,268)   (1,791)
 Agency Commissions              14,988     15,308    12,395    7,554     4,483
--------------------------------------------------------------------------------
   Total                        $37,046   $(12,884) $ 29,041  $33,020   $24,561
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUES

  Our revenues consist primarily of asset management revenue, underwriting revenue, corporate finance fees, principal sales credits, agency commissions and net gains and losses. Our managed limited partnerships are subject to market risk caused by illiquidity and volatility in the markets in which the partnerships would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and net gains and losses, may fluctuate as a result. Revenue from underwriting and corporate finance transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts. Principal sales credits are dependent on NASDAQ trading volume and spreads in the securities of such companies. Agency commissions are dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Net trading and investment gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Accordingly, our revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

  We receive asset management revenue in our capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees and incentive income on investment partnerships have been earned from vehicles that have invested primarily in the securities of companies engaged in the technology, financial services and real estate sectors.
Incentive income is likely to fluctuate with the performance of securities in these sectors. A growing base of AUM in incentive vehicles coupled with positive returns can provide significant revenues with a high net margin for our company.

  Underwriting revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter ("syndicate member") or a broker-dealer included in the selling group. As lead manager, we generally receive 50% to 60% of the total underwriting spread and as a co-manager, we generally receive 5% to 40% of the total underwriting spread.

  Corporate finance revenues consist of M&A, private placement, mutual-to-stock conversion and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

  Principal sales credits consist of a portion of dealer spreads attributed to the securities trading activities of FBRC as principal in NASDAQ-listed and other over-the-counter ("OTC") securities, and are primarily derived from FBRC's activities as a market-maker.

  Trading gains and losses are combined and reported on a net basis. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory and the level of sales credits.

  Agency commissions revenue includes revenue resulting from executing stock exchange-listed securities and OTC transactions as agent.

  Investment gains and losses are combined and reported on a net basis. Gains and losses primarily represent our proportionate share of income or loss related to investments in proprietary investment partnerships and FBR-Asset, in addition to recognized losses for "other than temporary" impairment on securities held as available-for-sale and realized gains and losses from the sale of investment securities. As of December 31, 1999, we had $6.0 million of unrealized losses related to available-for-sale securities including our interest in FBR-Asset's unrealized losses, recorded in accumulated other comprehensive loss. Upon the sale of these securities or in the event the decline in value is deemed other than temporary, the resulting difference between the cost and market value will be recorded as an investment loss.

EXPENSES

  Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, asset management (including venture capital), underwriting and corporate finance professionals and to executive management. Incentive compensation (other than under the Executive Plan, described below) varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In December 1997, we adopted the 1997 Key Employee Incentive Plan under which our three Executive Officer Directors were eligible, during 1999, to participate in a profit sharing bonus pool, based on adjusted net income before taxes, and an additional bonus pool, based on a formula tied to the performance of FBRC's trading operations (the "Executive Plan"). We recorded $6.0 million of compensation expense related to the Executive Plan in 1999. We review and evaluate all of our compensation plans on a periodic basis.

The following table sets forth financial data as a percentage of revenues for the years presented:

Year Ended December 31,               1999     1998    1997    1996    1995
-----------------------------------------------------------------------------
REVENUES:
Investment banking:
   Underwriting                       16.3%    57.6%   55.6%   50.2%   28.1%
   Corporate finance                  16.2%    33.7%   23.7%    9.4%   12.6%
Institutional brokerage:
   Principal sales credits            17.5%    25.2%   11.4%   28.9%   38.3%
   Agency commissions                 10.8%    12.5%    4.8%    6.9%    7.8%
Gains and losses, net-
    Trading                          (1.6)%  (48.2)%  (4.9)%  (5.7)%  (3.1)%
    Investment                         1.4%   (3.2)%    1.3%    3.6%    1.3%
Asset management                      32.6%     9.3%    6.2%    3.5%   10.5%
Interest and dividends                 6.8%    13.1%    1.9%    3.2%    4.5%
TOTAL REVENUES                       100.0%   100.0%  100.0%  100.0%  100.0%
EXPENSES:
Compensation and benefits             70.8%    67.2%   61.3%   56.0%   58.6%
Clearing and brokerage fees            3.4%     4.2%    1.9%    3.2%    4.1%
Occupancy and equipment                4.8%     3.4%    1.0%    1.5%    2.1%
Communications                         3.1%     2.9%    0.9%    1.0%    1.4%
Interest expense                       1.0%     4.0%    1.5%    2.4%    2.7%
Other (1)                             21.9%    31.5%   11.1%   13.3%   14.6%
TOTAL EXPENSES                       105.0%   113.2%   77.7%   77.4%   83.5%
INCOME (LOSS) BEFORE INCOME TAXES    (5.0)%  (13.2)%   22.3%   22.6%   16.5%

(1) Includes business development and professional services and other expenses.

  We estimate that our fixed costs as a percentage of revenue decreased from 38% for the year ended December 31, 1998 to 34% for the year ended December 31, 1999. This decrease is attributed to a significant decrease in our net trading losses and a decrease in our other operating expenses, such as printing and copying and other office expenses.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998


  Total revenues increased 13% from $122.9 million in 1998 to $139.0 million in 1999 primarily due to an increase in asset management revenue, particularly incentive income related to TVP, and a decrease in net trading losses attributed to a decrease in our trading inventory.

  Underwriting revenue decreased 68% from $70.8 million in 1998 to $22.6 million in 1999. The decrease is attributed to (1) the decline in the size of completed transactions and the size of our proportionate fee and (2) fewer completed deals attributed to the continuation of lower prices and reduced activity in the markets for securities of companies in the financial services and real estate sectors, two of our areas of focus. During 1999, we managed 23 public offerings raising $2.0 billion and generating $22.6 million in revenues. During 1998, we managed 30 transactions raising $4.1 billion and generating $70.8 million in revenues. In 1998, we completed one of the largest public offerings in our history from which we earned $22.9 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $138.0 million in 1998 to $85.4 million in 1999.

  Corporate finance revenue decreased 45% from $41.4 million in 1998 to $22.5 million in 1999. This decrease was primarily due to a 69% decrease in private placement revenue from $25.7 million in 1998 to $8.0 million in 1999. In 1999, we completed 11 private placement transactions compared to 8 in 1998, however, in 1998, we completed one of the largest private placement transactions in our history from which we earned $17.8 million in revenue. In 1999, the average revenue earned per private placement transaction was $0.7 million.

  Principal sales credits decreased 22% from $31.0 million in 1998 to $24.3 million in 1999. This decrease was due to lower volumes in our NASDAQ trading, notably in the real estate and financial services sectors, two of our areas of focus.

  Net trading losses decreased 96% from $59.2 million in 1998 to $2.2 million in 1999. This decrease in trading losses is attributed to our efforts to reduce trading inventories to an amount needed to provide the appropriate level of liquidity in securities for which we are a market maker.

  Net investment gains (losses) changed from $(3.9) million in 1998 to $2.0 million in 1999. Investment losses in 1998 were generated primarily from investments in our managed partnerships. Net investment gains in 1999 include gross gains of $16.5 million offset by losses of $(14.5) million as follows:
$5.1 million of net gains related to investments in our managed partnerships, of which $4.0 million related to our investment in TVP; $4.0 million of gains related to the sale of warrants that FBRC had received in connection with previous capital raising transactions; $4.1 million of gains related to our investment in FBR-Asset; $(10.4) million of "other than temporary" unrealized depreciation related to available for sale investments accounted for under Statement of Financial Accounting Standard No. 115; $(1.8) million of unrealized losses related to a private, mezzanine investment in a preferred stock.
Although we realized investment gains during 1999, unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(6.0) million as of December 31, 1999. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations.
We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

  Asset management revenue increased 298% from $11.4 million in 1998 to $45.3 million in 1999. This increase was due to an 835% increase in incentive income from $3.8 million in 1998 to $35.9 million in 1999 and a 25% increase in base management fees from $7.6 million in 1998 to $9.4 million in 1999. Base management fees increased due to the change in the mix of AUM toward higher base fee partnerships, in particular technology venture capital funds. Incentive income in 1999 is almost entirely related to TVP and primarily represents unrealized gains allocated as carried interest to our capital account in TVP.
In the fourth quarter of 1999, we recorded $34.3 million of venture capital incentive income which reflects our carried interest in the unrealized gains of TVP.

  Net interest and dividends (net of interest expense) decreased 27% from $11.2 million in 1998 to $8.1 million in 1999. This decrease is primarily due to a decrease in our trading inventory from which dividend income may be earned. During 1998, we recorded $3.7 million of dividend income compared to $1.7 million in 1999 due to the decrease in inventory.

  Total expenses increased 5% from $139.1 million in 1998 to $145.9 million in 1999 due primarily to an increase in compensation and benefits expense described below.

  Compensation and benefits expense increased 19% from $82.6 million in 1998 to $98.4 million in 1999. This increase was due primarily to higher compensation associated with our venture capital funds and higher executive officer bonus compensation. During 1999, our three Executive Officer Directors earned a total of $6.0 million in bonuses. No bonuses were earned by

Executive Officer Directors in 1998. Also during 1999, we recorded $34.3 million of incentive income related to our investment in TVP. The employees who manage the day to day operations of TVP earn bonus compensation related to the level of incentive income. Compensation expense related to incentive income from this venture capital fund is recorded at a higher rate than compensation related to our other revenues. In addition, $7.3 million of 1997 investment banking incentive compensation accruals were reduced in 1998 due to the 1998 trading losses attributable to capital raising transactions.

  Business development and professional services decreased 20% from $29.3 million in 1998 to $23.6 million in 1999 primarily due to a decrease in legal costs and travel and meals expenses associated with lower investment banking activity. This decrease is offset by an increase in professional fees and other promotional expenses in 1999 related to fbr.com's operations.

  Clearing and brokerage fees decreased 8% from $5.1 million in 1998 to $4.7 million in 1999 due to the decline in the volume of sales and trading activity. As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees increased from 11.0% in 1998 to 11.9% in 1999 due to lower customer ticket volume and increased dealer-to-dealer ticket volume in 1999. Customer ticket volume decreased 7.5% in 1999 causing FBRC to pay higher clearing rates to its clearing broker. By nature, dealer-to-dealer trades generate clearing fees without necessarily generating institutional brokerage revenue.

  Occupancy and equipment expense increased 58% from $4.2 million in 1998 to $6.7 million in 1999 primarily due to the expansion of office space and an increase in depreciation expense related to software, computer and telecommunications equipment and furniture for the expanded facilities and fbr.com's operations. As a result of the expansion, rent expense increased $1.0 million in 1999 compared to 1998 and depreciation and amortization expense increased $1.4 million in 1999 compared to 1998.

  Communications expense increased 20% from $3.6 million in 1998 to $4.3 million in 1999 due to a one-time increase in costs associated with an upgrade of our broker-dealer trading system.

  Other operating expenses decreased 26% from $9.3 million in 1998 to $6.9 million in 1999 due to the reduction or elimination of certain non-revenue-producing expenses and other overheard costs such as printing and copying and other office expenses, offset by a $1.0 million charge in 1999 for litigation accruals.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

  Total revenues decreased 52% from $256.1 million in 1997 to $122.9 million in 1998 due primarily to increased trading and investment losses and decreased underwriting and corporate finance activity in the second half of 1998 as a result of volatile markets and changing economic and market trends.

  Underwriting revenue decreased 50% from $142.5 million in 1997 to $70.8 million in 1998. This decrease in revenue was due primarily to a decrease in the average revenue earned per transaction from $4.9 million in 1997 to $2.4 million in 1998. Most of the 1998 transactions occurred in the first half of 1998.

  Corporate finance revenue decreased 32% from $60.6 million in 1997 to $41.4 million in 1998. This decrease was due to a 49% decrease in private placement revenue from $50.9 million in 1997 to $25.8 million in 1998, offset by a 59% increase in M&A and other advisory activities, which generated $9.7 million in 1997, compared to $15.6 million in 1998.

  Principal sales credits increased 6% from $29.3 million in 1997 to $31.0 million in 1998. This increase is a result of higher volumes of activity of FBRC's NASDAQ trading overall, as well as increased trading activity derived from our expansion of equity sales and trading personnel and capabilities, offset by lower spreads.

  Agency commissions increased 24% from $12.4 million in 1997 to $15.3 million in 1998. This increase was due to the expansion of FBRC's institutional listed equity business fostered by an increase in the number of institutional brokers and sales traders, an increase in listed equity trading capabilities, as well as an increase in the issuance of research reports.

  Net trading and investment losses increased 571% from $9.4 million in 1997 to $63.1 million in 1998. This increase is attributed to larger and more concentrated corporate securities inventories in 1998, specifically in the REIT and mortgage company sectors and the market decline related to these sectors in the second half of 1998. Our largest losses in 1998 were principally from holding positions in stocks in which FBRC acted as an underwriter. Net losses were also incurred from our investment in one managed partnership.

  Asset management revenue decreased 28% from $15.8 million in 1997 to $11.4 million in 1998. This decrease was due to a 70% decrease in incentive income from $12.6 million in 1997 to $3.8 million in 1998 related to the market decline of investments in one managed partnership, offset by a 139% increase in base management fees from $3.2 million in 1997 to $7.6 million in 1998. Base management fees increased due to a 7% increase in assets under management from $641.6 million as of December 31, 1997 to $688.8 million as of December 31, 1998 and a change in the mix of AUM toward higher base fee vehicles.

  Interest and dividends increased 227% from $4.9 million in 1997 to $16.2 million in 1998. This increase is due primarily to the increase in our trading inventories during 1998.

  Total expenses decreased 30% from $199.0 million in 1997 to $139.1 million in 1998 due primarily to lower variable compensation expense.

  Compensation and benefits expense decreased 47% from $157.0 million in 1997 to $82.6 million in 1998. The decrease was due primarily to lower executive officer bonus compensation, which in 1998 was determined as a percentage of adjusted net income, partially offset by an increase in the number of our personnel. In addition, $7.3 million of prior year investment banking incentive compensation accruals were reduced in 1998 due to the losses attributable to capital raising transactions. Average employee headcount was 220 in 1997 compared to 350 in 1998. In the second half of 1998, we implemented a cost reduction program that included staff reductions, primarily in support positions. The effect of these reductions was to reduce employee headcount and to reduce costs associated with the eliminated positions going forward.

  Clearing and brokerage fees increased 2% from $5.0 million in 1997 to $5.1 million in 1998 due to the increase in sales and trading activities. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 12% in 1997 to 11% in 1998 due to a decrease in clearance fees and transaction charges paid to FBRC's clearing broker.

  Occupancy and equipment expense increased 60% from $2.6 million in 1997 to $4.2 million in 1998. This increase is due to additional office leases, an increase in equipment rental to accommodate growth in personnel and an increase in depreciation expense due to acquisitions of computer and telecommunications equipment for expanded staff.

  Communications expense increased 55% from $2.3 million in 1997 to $3.6 million in 1998. This increase was due primarily to increases in telecommunications expenses resulting from the increase in employees and expansion of facilities in 1998 and the enhancement of network technology.

  Interest expense increased 31% from $3.8 million in 1997 to $4.9 million in 1998 due primarily to increased margin interest expense, which is a result of increased securities position levels in 1998.

  Business development and other operating expenses increased 36% from $28.3 million in 1997 to $38.7 million in 1998. This increase was due primarily to increased investment banking activity, including increased investment banking pipeline activity for transactions that were postponed or cancelled in the third and fourth quarters of 1998 due to the volatile capital markets. Other expenses also increased due to expenses associated with expanded office space and increased business promotion expenses.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. In prior years, we have required the use, and may continue the use, of temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. We have no material long-term debt.

  Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of December 31, 1999, liquid assets consisted primarily of cash and cash equivalents of $43.7 million and a receivable for cash on deposit with FBRC's clearing broker of $13.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $6.1 million in marketable securities in our trading accounts. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $7.5 million as of December 31, 1999 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of FBRC's clearing broker that is allowable for net capital purposes. During 1999, we had no outstanding borrowings under this facility. The agreement expires in December 2000.

  Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are mostly in publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements.

  FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. As such, they are subject to the minimum net capital requirements promulgated by the SEC. FBRC's and FBRIS' regulatory net capital has historically exceeded these minimum requirements. As of December 31, 1999, FBRC was required to maintain minimum regulatory net capital of $0.9 million and had total regulatory net capital of $34.0 million which was $33.1 million in excess of its requirement. As of December 31, 1999, FBRIS was required to maintain minimum regulatory net capital of $0.1 million and had total regulatory net capital of $1.1 million which was $1.0 million in excess of its requirement. Regulatory net capital requirements increase when FBRC and FBRIS are involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC and FBRIS.

  As of December 31, 1999, we had net operating losses ("NOL") for tax purposes of $38.4 million that expire through 2019. We maintain a partial valuation allowance related to the NOL and net deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized. As a result of recording the valuation allowance, based on current evidence, we estimate that no income tax provision will be recorded in the Consolidated Statement of Operations until we earn an additional $20.4 million in taxable net income.

  In October 1999, we announced a definitive agreement to acquire Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB, Bethesda, Maryland. MMA is a privately-held investment adviser with approximately $850 million in assets under management as of December 31, 1999. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for 20 mutual funds. Rushmore is a federally chartered and federally insured savings bank that offers traditional banking services (lending, deposits, cash management, trust services and serves as a transfer agent and custodian), along with mutual fund accounting. Upon closing, we will have new capabilities in traditional banking and cash management services, as well as fund administration, to offer our customers. Under the terms of the agreement, we will acquire MMA/Rushmore for $17.5 million in cash at closing and a $10 million non-interest-bearing installment note payable over a ten-year period. The transaction is subject to the approval of regulators and the shareholders of the Rushmore Funds.

  We believe that the company's current level of equity capital and committed line of credit, including funds generated from operations, are adequate to meet our liquidity and regulatory capital requirements and other activities. We may, however, seek debt or equity financing, in public or private transactions, or otherwise re-deploy assets, to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise.

  We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our company's Class A Common Stock. Since announcing the share repurchase program, the company purchased 1,468,027 shares as of December 31, 1999. 325,000 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.

HIGH YIELD AND NON-INVESTMENT GRADE DEBT AND PREFERRED SECURITIES

  We underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the comparative illiquidity of the market for such securities. Our portfolio of such securities at December 31, 1999 and 1998 is included in trading securities and long-term investments and had an aggregate fair value of approximately $25.3 million and $31.7 million, respectively. Our trading and investment portfolios may, from time to time, contain concentrated holdings of selected issues. Our largest, unhedged non-investment grade securities position was $10.0 million at December 31, 1999 and 1998.

WARRANTS

  In connection with various public and private capital raising transactions, we have received and we hold the following warrants for stock of the issuing corporation. The exercise price for each warrant is set at the offering price of the underlying stock in the relevant capital raising transaction. Due to the restrictions on the warrants and the underlying securities, we carry the warrants at nominal values, and recognize profits, if any, only when realized.

                                                   Closing Price    Expiration
                            Number of   Exercise     on December       Date of
                             Warrants      Price        31, 1999      Warrants
------------------------------------------------------------------------------
 Capital Automotive REIT     894,464    $ 15.000      $ 12.1875       02/12/03
 East West Bank              232,500      10.000        11.4375       06/12/03
 Local Financial
  Corporation                382,000      10.000        10.3750       09/08/02
 PlanetClick, Inc.           125,000       3.200              *       06/30/04
 Styling Technology
  Corporation                71,050       12.000             **       11/21/01
 FBR Asset Investment
  Corporation                970,805      20.000        14.0000       12/11/07
 Xypoint Corporation         285,107       2.100              *       07/10/03
 Vcampus Corporation
  (formerly UOLP)            36,500        4.625         3.1250       09/16/03
 Resource Asset Investment
  Trust                      99,292       15.000        10.8125       01/08/03
 American Home Mortgage
  Holdings, Inc.             125,000       7.800         6.6250       09/30/04
 The Bancorp.com, Inc.       28,093       10.000              *       10/13/04
 World Web, Ltd.             593,333       1.500              *       12/13/04

 . * The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.

 . ** This security was not trading on December 31, 1999.

MARKET AND BUSINESS RISK

  We monitor market and counter-party risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which our investments and securities are exposed. We have established various committees to assess and to manage risk associated with our investment banking and other activities. The committees review, among other things, business and transactional risks associated with potential clients and engagements. We seek to control the risks associated with our investment banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

  Our primary risk exposure is to equity and debt price changes and the resulting impact on our marketable trading and long-term investments and unrealized incentive income. Direct market risk exposure to changes in foreign exchange rates is not material. Equity and debt price risk is managed primarily through the daily monitoring of capital committed to various issuers and industry segments.

TRADING SECURITIES

  During the first half of 1998, we accumulated substantial trading positions in securities for which we acted as underwriter. Many of these securities, especially in the real estate and mortgage sectors, experienced declines in market values during 1998, resulting in net trading losses of $59.2 million in 1998. We have reduced our exposure to such market risk through partial or complete liquidation of our positions in many of these same securities and the implementation of new position limits policies. We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

  At December 31, 1999, the fair value of our trading securities was $6.1 million in long positions and $3.0 million in short positions. The net potential loss in fair value at December 31, 1999, using a 10% hypothetical decline in reported value of long positions (offset by a 10% hypothetical increase in reported value of short positions) was $0.3 million.

LONG-TERM INVESTMENTS

  Our long-term investments consist of investments in investment partnerships, including venture funds that we manage, an investment in a REIT that we also manage, direct debt and equity investments in privately held companies and direct investments in equity securities of public companies.

  As of December 31, 1999, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 1999, we recorded, in earnings, net realized and unrealized gains from our investments of $2.0 million and incentive income from realized and unrealized gains in investment partnerships, including venture capital, of $35.9 million. We also maintain, as a separate component of shareholders' equity, $6.0 million of accumulated other comprehensive loss, representing $3.0 million of unrealized losses on our direct investments and $3.0 million of unrealized losses related to our investment in the REIT.

  As of December 31, 1999, the recorded value of our long-term investment securities was $135.7 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $13.6 million.

MATTERS RELATED TO YEAR 2000

  Over the past several years, we have addressed the potential hardware, software and other computer and technology issues and related concerns associated with the transition to the Year 2000 and have confirmed that our service providers took similar measures. As a result of those efforts, we have not experienced any disruptions in our operations in connection with, or following, the transition to the Year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by Item 8 is set forth in Item 14 of this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 20, 2000 under the headings "Proposal No. 1--Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 20, 2000 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 20, 2000 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 20, 2000 under the heading "Certain Relationships and Related Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following consolidated financial statements for the year ended December 31, 1999, filed as part of this Form 10- K, are incorporated by reference into this Item 14:

          A. Friedman, Billings, Ramsey Group, Inc.
               Report of Independent Public Accounts (page F-2)

               Consolidated Balance Sheets - Years ended 1999 and 1998
               (page F-3)

               Consolidated Statements of Operations - Years ended 1999, 1998 and 1997 (page F-4)

               Consolidated Statements of Changes in Shareholders' Equity -Years ended 1999, 1998 and 1997 (page F-5)

               Consolidated Statements of Cash Flows - Years ended 1999, 1998 and 1997 (page F-6)

               Notes to Consolidated Financial Statements (pages F-7 through
                 F-11)

          B.   FBR Asset Investment Corporation Financial Statements (F-12)

          C.   FBR Technology Venture Partners L.P. Financial Statements (F-35)

(b) On October 21, 1999 we filed a Form 8-K announcing our third quarter 1999 financial results and the acquisition of Money Management Associates, LP and Rushmore Trust and Savings, FSB. Financial Statements were not attached to the Form 8-K.

2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

3. Exhibits identified in parenthesis below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference. Exhibits identified in brackets below are on file with the SEC as part of our 1998 Annual Report on Form 10-K, and are incorporated herein by reference.

EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT TITLE
---------------------
2.01    --  Purchase and Sale Agreement Between Money Management Associates
            et al. And FBR dated, October 20, 1999.
3.01    --  Registrant's Articles of Incorporation. (Exhibit 3.01)
3.02    --  Registrant's Bylaws. (Exhibit 3.03)
4.01    --  Form of Specimen Certificate for Registrant's Class A Common Stock
            (Exhibit 4.01)
10.01   --  Revolving Subordinated Loan Agreement, between Friedman, Billings,
            Ramsey & Co., dated August Custodial Trust Company and 4,
            1998.[10.01]
10.02   --  The 1997 Employee Stock Purchase Plan. (Exhibit 10.05)
10.03   --  FBR Stock and Annual Incentive Plan.
10.04   --  The Non-Employee Director Stock Compensation Plan. (Exhibit 10.07)
10.05   --  The Key Employee Incentive Plan. (Exhibit 10.08)
21.01   --  List of Subsidiaries of the Registrant
23.01   --  Consent of Independent Public Accountants
27.01   --  Financial Data Schedule.
99.01   --  Memorandum of Understanding between FBR and PNC Bank Corp., dated as of October 28, 1997.  (Exhibit 99.01)

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Friedman, Billings, Ramsey Group, Inc.

March 28, 2000       By: /s/ Emanuel J. Friedman
-----------------       ---------------------------------

                        Emanuel J. Friedman, Chairman of the Board of Directors, Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 28, 2000      By: /s/ Emanuel J. Friedman
                    ----------------------------------------------
                    Emanuel J. Friedman, Chairman of the Board of
                    Directors, Co-Chief Executive Officer

March 28, 2000      By: /s/ Eric F. Billings
                    ----------------------------------------------
                    Eric F. Billings, Vice Chairman of the Board of
                    Directors and Co-Chief Executive Officer

March 28, 2000      By: /s/ W. Russell Ramsey
                    ----------------------------------------------
                    W. Russell Ramsey, President, Co-Chief Executive Officer and
                    Director

March 28, 2000      By: /s/ Kurt R. Harrington
                    ----------------------------------------------
                    Kurt R. Harrington, Senior Vice President and Chief
                    Financial Officer (Principal Financial and Accounting
                    Officer)

March 28, 2000      By: /s/ Wallace L. Timmeny
                    ----------------------------------------------
                    Wallace L. Timmeny, Director


March 28, 2000      By: /s/ Mark R. Warner
                    ----------------------------------------------
                    Mark R. Warner, Director

        Financial Statements of Friedman, Billings, Ramsey Group, Inc.

Index to Financial Statements

                                                                          Page
                                                                          ----

Report of Independent Public Accounts...................................   F-2

Consolidated Balance Sheets - Years ended 1999 and 1998.................   F-3

Consolidated Statements of Operations - Years ended 1999, 1998
  and 1997..............................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity -Years
  ended 1999, 1998 and 1997.............................................   F-5

Consolidated Statements of Cash Flows - Years ended 1999, 1998
  and 1997..............................................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Shareholders of Friedman, Billings, Ramsey Group, Inc.:

   We have audited the accompanying consolidated balance sheets of Friedman, Billings, Ramsey Group, Inc. (a Virginia corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman, Billings, Ramsey Group, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Vienna, Virginia
January 26, 2000

CONSOLIDATED BALANCE SHEETS

December 31,                                                       1999          1998
---------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)
Assets

Cash and cash equivalents                                      $ 43,743      $ 46,827
Receivables:
   Investment banking                                             4,273         3,075
   Asset management fees                                          3,112         5,108
   Income taxes                                                      61         8,795
   Affiliates                                                     1,339         6,871
   Other                                                          1,637           967
Due from clearing broker                                         13,472        10,721
Marketable trading securities, at market value                    6,137        13,150
Long-term investments                                           135,723        97,157
Furniture, equipment, software and leasehold
   improvements, net of accumulated depreciation and
   amortization of $5,798 and $3,467, respectively               11,308         6,946
Deferred tax asset                                                2,402         2,402
Prepaid expenses and other assets                                 3,149         3,097
---------------------------------------------------------------------------------------
      Total assets                                             $226,356      $205,116
---------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Liabilities:
   Trading account securities sold but not yet
      purchased, at market value                              $   3,029      $  2,892
   Accounts payable and accrued expenses                          8,869         8,226
   Accrued compensation and benefits                             24,130         5,185
   Long-term secured loans                                        1,359         1,911
---------------------------------------------------------------------------------------
      Total liabilities                                          37,387        18,214
---------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)                              --            --

Shareholders' Equity:
  Preferred Stock, $0.01 par value, 15,000,000
   shares authorized, none issued and outstanding                    --            --
  Class A Common Stock, $0.01 par value, 150,000,000
   shares authorized, 14,304,026 and 13,716,571
   shares issued, respectively                                      143           137
  Class B Common Stock $0.01 par value, 100,000,000
   shares authorized, 35,799,729 and 36,312,429
   shares issued and outstanding, respectively                      358           363
  Additional paid-in capital                                    208,678       208,525
  Treasury stock, at cost, 1,143,027 and 910,037
   shares, respectively                                          (8,341)       (7,081)
  Accumulated other comprehensive loss                           (5,991)      (16,135)
  Retained earnings (deficit)                                    (5,878)        1,093
---------------------------------------------------------------------------------------
      Total shareholders' equity                                188,969       186,902
---------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity               $226,356      $205,116
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,                           1999             1998           1997
------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)
Revenues:

  Investment banking:
    Underwriting                               $    22,642     $    70,791     $   142,506
    Corporate finance                               22,541          41,356          60,649
  Institutional brokerage:
    Principal sales credits                         24,305          30,976          29,276
    Agency commissions                              14,988          15,308          12,395
  Gains and losses, net:
    Trading                                         (2,247)        (59,168)        (12,630)
    Investment                                       1,957          (3,943)          3,228
  Asset management                                  45,312          11,397          15,766
  Interest and dividends                             9,468          16,151           4,945
------------------------------------------------------------------------------------------
      Total revenues                               138,966         122,868         256,135

Expenses:

  Compensation and benefits                         98,424          82,599         156,957
  Business development and
   professional services                            23,582          29,314          22,406
  Clearing and brokerage fees                        4,693           5,078           4,961
  Occupancy and equipment                            6,674           4,225           2,638
  Communications                                     4,323           3,592           2,325
  Interest expense                                   1,323           4,927           3,770
  Other operating expenses                           6,918           9,342           5,941
------------------------------------------------------------------------------------------
      Total expenses                               145,937         139,077         198,998

  Net income (loss) before taxes                    (6,971)        (16,209)         57,137
  Income tax benefit                                    --              --           2,402
------------------------------------------------------------------------------------------
      Net income (loss)                        $    (6,971)    $   (16,209)    $    59,539
------------------------------------------------------------------------------------------

  Basic and diluted earnings (loss)
   per share                                   $     (0.14)    $     (0.33)    $      1.48
------------------------------------------------------------------------------------------

   Weighted average shares outstanding          48,872,191      49,723,514      40,275,575
------------------------------------------------------------------------------------------

Pro Forma Statement of Operations data
  (unaudited) (Note 2):
  Net income before tax                                                        $    57,137
  Pro forma income tax provision                                                   (22,855)
------------------------------------------------------------------------------------------
   Pro forma net income                                                        $    34,282
------------------------------------------------------------------------------------------
  Pro forma basic and diluted
   earnings per share                                                          $      0.85
------------------------------------------------------------------------------------------
   Weighted average shares outstanding                                          40,275,575
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

                                            Class A                  Class B              Additional                Accumulated
                                             Number    Class A        Number    Class B      Paid-In   Treasury   Other Compre-
                                          of Shares     Amount     of Shares     Amount      Capital      Stock    hensive Loss
================================================================================================================================
Balances, December 31, 1996                      --         --    37,455,000       $374     $ 18,645         --              --
  Net income                                     --         --            --         --           --         --              --
  Comprehensive income                           --         --            --         --           --         --              --
  Issuance of common stock                       --         --     2,574,000         26        3,658         --              --
  Capital contributions                          --         --            --         --          176         --              --
  Repayment of stock
      subscription receivable                    --         --            --         --           --         --              --
  Issuance of common stock in
      initial public offering,
      net of offering costs              10,000,000        100            --         --      184,947         --              --
  Conversion of Class B
      common stock upon
      sale to third party                 3,451,421         34    (3,451,421)       (34)          --         --              --
  Compensation recorded
      pursuant to book
      value stock issued in 1997                 --         --            --         --        1,417         --              --
  Distributions                                  --         --            --         --           --         --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997              13,451,421        134    36,577,579        366      208,843         --              --
  Net loss                                       --         --            --         --           --         --              --
  Conversion of Class B shares to
      Class A shares                        265,150          3      (265,150)        (3)          --         --              --
  Repurchase of treasury stock                   --         --            --         --           --     (8,062)             --
  Issuance of treasury stock                     --         --            --         --         (318)       981              --
  Other comprehensive loss:
      Unrealized change in
         investment securities                   --         --            --         --           --         --         (16,135)
  Comprehensive loss                             --         --            --         --           --         --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998              13,716,571        137    36,312,429        363      208,525     (7,081)        (16,135)
   Net loss                                      --         --            --         --           --         --              --
   Conversion of Class B shares to
      Class A shares                        512,700          5      (512,700)        (5)          --         --              --
   Repurchase of treasury stock                  --         --            --         --           --     (2,712)             --
   Issuance of treasury stock                    --         --            --         --         (345)     1,452              --
   Issuance of Class A common stock          74,755          1            --         --          498         --              --
   Other comprehensive gain:
      Unrealized change in
         investment securities                   --         --            --         --           --         --          10,144
   Comprehensive gain                            --         --            --         --           --         --              --
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999              14,304,026       $143    35,799,729       $358     $208,678    $(8,341)        $(5,991)
--------------------------------------------------------------------------------------------------------------------------------

                                                   Stock           Retained              Comprehensive
                                           Subscriptions           Earnings                     Income
                                              Receivable          (Deficit)       Total         (Loss)
======================================================================================================
Balances, December 31, 1996                        $(295)         $ 30,334     $ 49,058
  Net income                                          --            59,539       59,539       $ 59,539
                                                                                              --------
  Comprehensive income                                --                --           --       $ 59,539
                                                                                              ========
  Issuance of common stock                          (292)               --        3,392
  Capital contributions                               --                --          176
  Repayment of stock
      subscription receivable                        587                --          587
  Issuance of common stock in
      initial public offering,
      net of offering costs                           --                --      185,047
  Conversion of Class B
      common stock upon
      sale to third party                             --                --           --
  Compensation recorded
      pursuant to book
      value stock issued in 1997                      --                --        1,417
  Distributions                                       --           (72,571)     (72,571)
------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                           --            17,302      226,645
  Net loss                                            --           (16,209)     (16,209)      $(16,209)
  Conversion of Class B shares to
      Class A shares                                  --                --           --
  Repurchase of treasury stock                        --                --       (8,062)
  Issuance of treasury stock                          --                --          663
  Other comprehensive loss:
      Unrealized change in
         investment securities                        --                --      (16,135)       (16,135)
                                                                                              ---------
  Comprehensive loss                                  --                --           --       $(32,344)
------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                           --             1,093      186,902
   Net loss                                           --            (6,971)      (6,971)      $ (6,971)
   Conversion of Class B shares to
      Class A shares                                  --                --           --
   Repurchase of treasury stock                       --                --       (2,712)
   Issuance of treasury stock                         --                --        1,107
   Issuance of Class A common stock                   --                --          499
   Other comprehensive gain:
      Unrealized change in
         investment securities                        __                __       10,144         10,144
                                                                                              --------
   Comprehensive gain                                 --                --           --       $  3,173
------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                        $  --          $ (5,878)    $188,969
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                    1999          1998          1997
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash flows from operating activities:
  Net income (loss)                                      $ (6,971)    $  (16,209)    $  59,539
  Non-cash items included in earnings-
      (Income) loss and incentive
         income on long-term investments                  (33,269)           101       (13,562)
      Depreciation and amortization                         2,749          1,390           883
      Compensation recorded pursuant to book
         value stock issuance                                  --             --         1,417
      Deferred income taxes                                    --             --        (2,402)
      Other                                                  (321)            --            --
   Changes in operating assets:
      Receivables-
         Investment banking                                (1,198)         4,157            69
         Asset management fees                              1,679         (1,288)       (2,989)
         Income taxes                                       8,734         (8,795)           --
         Affiliates                                         5,895         (6,392)         (208)
         Other                                                291          1,019        (1,754)
      Due from clearing broker                             (2,751)         4,367        (5,949)
      Marketable trading securities                         7,013         26,699       (23,771)
      Prepaid expenses and other assets                       (52)        (1,621)          737
      Insurance deposit                                        --             --         9,417
   Changes in operating liabilities:
      Trading account securities sold
         but not yet purchased                                137        (13,412)      (23,141)
      Net proceeds from (repayments on)
         short-term subordinated loans                         --        (40,000)       25,000
      Proceeds from (repayments on)
         short-term line of credit                             --             --        (7,000)
      Accounts payable and accrued expenses                   643        (22,963)       21,402
      Accrued compensation and benefits                    18,945        (13,837)       15,538
------------------------------------------------------------------------------------------------
         Net cash provided by (used in)
            operating activities                            1,524        (86,784)       53,226
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of fixed assets                                (7,401)        (4,865)       (1,252)
  Sales (purchases) of long-term investments, net           4,451        (37,311)      (16,366)
  Sales of short-term investments, net                         --             --        10,268
------------------------------------------------------------------------------------------------
         Net cash used in investing activities             (2,950)       (42,176)       (7,350)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings of long-term secured loans                        --             --           850
  Repayments of long-term secured loans                      (552)          (505)         (348)
  Proceeds from issuance of common stock,
   net of repayments on stock
   subscriptions receivable                                   499             --       189,026
  Purchases of treasury stock                              (2,712)        (8,062)           --
  Issuance of treasury stock                                1,107            663            --
  Capital contributions                                        --             --           176
  Distributions                                                --        (24,000)      (48,570)
------------------------------------------------------------------------------------------------
         Net cash provided by (used in)
            financing activities                           (1,658)       (31,904)      141,134
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                        (3,084)      (160,864)      187,010
Cash and cash equivalents, beginning of year               46,827        207,691        20,681
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                   $ 43,743     $   46,827     $ 207,691
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)

NOTE 1.  ORGANIZATION and NATURE OF OPERATIONS:

Organization

     Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), FBR Investment Services, Inc. ("FBRIS"), Friedman, Billings, Ramsey Investment Management Company ("FBRIM") and FBR Venture Capital Managers, Inc. ("VCM").

     FBRC and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBRC and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBRC's underwriting and corporate finance activities were concentrated primarily on technology and financial services companies. During the second quarter of 1999, the Company introduced fbr.com, an online investment bank and electronic brokerage and a division of FBRIS.

     FBRIM and VCM are registered investment advisers that manage and act as general partners of proprietary investment limited partnerships. FBRIM also manages separate investment accounts and FBR Asset Investment Corporation ("FBR-Asset"), a publicly-traded real estate investment trust ("REIT").

Nature of Operations

     The Company's principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services) are linked to the capital markets. In addition, the Company's business activities are primarily focused on small and mid-cap stocks in the technology and financial services sectors. By their nature, the Company's business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company's areas of focus. During 1999, with the exception of the technology sector, the sectors on which the Company focuses have underperformed the overall securities markets.

     The Company's revenues, particularly from capital raising, venture capital, private equity and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year to year.

     The financial services industry continues to be affected by the intensifying competitive environment and by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, have increased the number of companies competing for a similar customer base.

     In order to compete in this increasingly competitive environment, the Company continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives, including the diversification of revenue sources. The Company believes that it is important to diversify and strengthen its revenue base by increasing the segments of its business that offer a recurring and more predictable source of revenue.

Concentration of Risk

     A substantial portion of the Company's revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. Revenues derived from the Company's technology venture capital and technology investment banking deals accounted for 41% of the Company's revenues for the year ended December 31, 1999. Two unrelated investment banking transactions accounted for 33% of the Company's revenues for the year ended December 31, 1998. Two unrelated investment banking transactions accounted for 24% of the Company's revenues for the year ended December 31, 1997.

     As of December 31, 1999, the Company's $39,413 investment in FBR Technology Venture Partners, L.P. ("TVP") represented 29% of the Company's long-term investments. As of December 31, 1999 and 1998, respectively, the Company's investment in FBR-Asset of $24,194 and $23,690 represented 18% and 24% of the Company's long-term investments. Together, these two investments represented 47% of the Company's total investments and 28% of the Company's total assets as of December 31, 1999. These concentrations create exposure to market risk for the Company in the technology and real estate sectors.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

     Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 1999 and 1998, respectively, approximately 65% and 80% of the Company's cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities, backed by the U.S. government.

Supplemental Cash Flow Information Including Non-cash Transactions

     Cash payments for interest approximated interest expense for the years ended December 31, 1999, 1998, and 1997. The Company paid $8,795 of estimated income tax payments in 1998 and none in 1999 and 1997. There were no significant non-cash investing and financing activities during 1999. In 1998, the Company paid $24,000 of distributions to shareholders that were accrued as of December 31, 1997. Also in 1998, the Company transferred $38,035 of investment securities from marketable trading securities to long-term investments (Note 4).

Securities and Principal Investments

     Investments in proprietary investment partnerships, venture funds and FBR-Asset are accounted for under the equity method and the Company's proportionate share of income or loss ("income allocation") is reflected in investment gains and losses in the statements of operations. Securities owned by the Company's broker-dealer subsidiaries are valued at market and resulting unrealized gains and losses are reflected in trading gains and losses in the statements of operations. Other marketable securities held in non-broker-dealer entities are classified as available-for-sale investments, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, and are valued at market with resulting unrealized gains and losses reflected in other comprehensive gain or loss in the Company's balance sheet. Declines in the value of available-for-sale investments that are "other than temporary" are recorded in investment losses.

     Substantially all financial instruments used in the Company's trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. To the extent that prices are not readily available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is based on internal valuation models and estimates made by management.

     In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the respective offering price, with respect to the relevant transaction. Due to the restrictions on the warrants and the underlying securities, the Company carries the warrants at nominal values, and recognizes profits, if any, only when realized. During 1999, the Company sold a portion of the warrants and recorded $4,024 in investment gains related to the sales.

Furniture, Equipment, Software and Leasehold Improvements

     Furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years. The Company has capitalized certain software development costs associated with its launch of fbr.com in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained For Internal Use." These costs are being amortized over the estimated useful life of the software.

Income Taxes

     Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that they will not be realized.

Other Comprehensive Income or Loss

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income (loss) or total shareholders' equity. Accumulated other comprehensive loss presented in the accompanying balance sheets consists of the accumulated net unrealized loss on available-for-sale investments.

Revenues

     Underwriting fees are recorded as revenue at the time the underwriting is completed (generally trade date) and the income is reasonably determinable. Corporate finance and advisory fees are recorded as revenue when the related services have been rendered and the client is contractually obligated to pay.

     Securities transactions and related commission income and expenses are recorded on a trade date basis.

     The Company records revenue from its investments in proprietary investment partnerships, venture capital funds, mutual funds and FBR-Asset in three ways:
(1) Certain of the Company's subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, venture capital funds, mutual funds and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in "asset management revenue" in the Company's statements of operations. (2) The Company also receives incentive income based upon the operating results of the partnerships and venture capital funds. Incentive income represents a carried interest in the gains of the partnerships and funds and is recorded in "asset management revenue" in the statements of operations. (3) The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, venture funds and FBR-Asset. Income or loss allocations are recorded in "net investment gains and losses" in the Company's statements of operations.

Compensation

     A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations are also based on aftermarket security performance and other factors, amounts originally accrued may not ultimately be paid. Pursuant to this policy, the Company reduced $7,289 of prior year bonus accruals during the year ended December 31, 1998. The Company's compensation accruals are reviewed and evaluated on a quarterly basis.

     The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive income recorded by the Company. For TVP, the fund management team earns 60% of the incentive income and this amount is recorded as compensation expense at the time the incentive income is recorded.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with SFAS No.123, "Accounting for Stock-Based Compensation." Pursuant to SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 1999, 1998 and 1997, the exercise prices of all options granted equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 1999, 1998 and 1997 related to option grants.

     The Company provides pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, had been applied.

Earnings (Loss) Per Share

     Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings
(loss) per share includes the impact of dilutive securities such as options. For the years ended December 31, 1999, 1998 and 1997, there were no differences between basic and diluted historical and pro forma earnings or loss per share as the impact of options was anti-dilutive.

Pro Forma Earnings Per Share (Unaudited)

     In connection with the Company's initial public offering in December 1997, the Company terminated its status as a subchapter S corporation. Pro forma earnings per share for 1997 is based on the assumption that the Company's subchapter S corporation status was terminated at the beginning of the year. Accordingly, the Company has provided income taxes on a pro forma basis as if it were a subchapter C corporation for 1997.

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


NOTE 3. MARKETABLE TRADING SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET
PURCHASED:

     Marketable trading securities owned and trading account securities sold but not yet purchased consisted of securities at market values for the years indicated (in thousands):

   December 31,                    1999                         1998
                                     Sold But Not                 Sold But Not
                            Owned   Yet Purchased        Owned   Yet Purchased
     Corporate stocks     $ 4,193         $ 3,015     $  8,709         $ 2,527
     Corporate bonds        1,944              14        4,441             365
                          -------         -------     --------         -------
                          $ 6,137         $ 3,029     $ 13,150         $ 2,892
                          =======         =======     ========         =======

     Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, creates a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

NOTE 4. LONG-TERM INVESTMENTS:

     Long-term investments consisted of the following for the years indicated (in thousands):

     December 31,                                        1999             1998
     Venture capital and other proprietary
           investment partnerships                  $  69,988         $ 26,671
     FBR-Asset                                         24,194           23,690
     Private debt and preferred equity investments     25,380           26,879
     Available-for-sale securities                     16,161           19,917
                                                    ---------         --------
                                                    $ 135,723         $ 97,157
                                                    =========         ========

Venture Capital and Other Proprietary Investment Partnerships

     VCM is the managing partner of FBR Technology Venture Partners, L.P. and FBR Technology Venture Partners II (consisting of 5 separate limited partnerships). FBRIM is the managing partner or member of FBR Ashton, L.P., FBR Weston, L.P., FBR Braddock, L.P., FBR Future Financial Fund, L.P. , FBR Private Equity Fund, L.P., FBR Arbitrage, L.L.C. and through a wholly-owned L.L.C., FBR Financial Fund II, L.P. All of these partnerships were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. The Company accounts for its investments in these partnerships under the equity method. The following table shows the Company's investments and percentage interest on which pro rata profit allocations (as distinct from carried interest incentive income) are based (in thousands):

     December 31,                                  1999                1998
     FBR Technology Venture Partners, L.P.     $ 39,413      3%    $    568     3%
     FBR Ashton, L.P.                            10,666     19%      12,192    13%
     FBR Arbitrage, L.L.C.                        7,816     32%       5,949    41%
     FBR Braddock, L.P.                           4,628     14%       3,204     9%
     FBR Private Equity Fund, L.P.                3,064     15%       2,345    12%
     FBR Financial Fund II, L.P.                  1,387      6%         517     5%
     FBR Technology Venture Partners II           1,124      5%          --    --
     FBR Weston, L.P.                             1,069      7%       1,290     6%
     Other                                          821      --         606    --
                                               --------            --------
                                               $ 69,988            $ 26,671
                                               ========            ========

FBR Technology Venture Partners, L.P.

     FBR Technology Venture Partners, L.P. ("TVP") is a limited partnership, formed on August 12, 1997, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP. TVP's investments as of December 31, 1999 and 1998 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVP's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. In the absence of third party equity transactions, management has determined that cost is the best estimate of fair value. Public company investments are valued based on the December 31, 1999 closing price less a discount of up to 25% to reflect restrictions on liquidity and marketability. The following table summarizes TVP's financial information (in thousands):

     December 31,                                  1999       1998      1997
     Total assets                              $223,685    $20,671    $6,140
     Total liabilities                              253      1,119       278
     Total revenues                                  59         45        41
     Total expenses                               1,718      1,466       150
     Unrealized appreciation of investments     186,239      1,058        15
     Net income (loss)                          184,580       (363)      (94)

FBR-Asset

     FBR-Asset is a REIT, formed in 1997, whose primary purpose is to invest in mortgage loans, mortgage-backed securities and public and private real estate companies. As of December 31, 1999, 71% and 15% of FBR-Asset's assets were invested in mortgage-backed securities and equity securities, respectively. FBR-Asset classifies its investments as available-for-sale in accordance with SFAS No. 115. Accordingly, unrealized gains and losses related to securities are reflected as other comprehensive gain or loss in FBR-Asset's equity. The Company accounts for its investment in FBR-Asset under the equity method. As a result, the Company recorded $4,134 and $1,109 in net investment gains in the statements of operations for its proportionate share of FBR-Asset's 1999 and 1998 net income, respectively. In addition, during 1999 and 1998, respectively, the Company reduced its carrying basis of FBR-Asset for declared dividends of $2,157 and $887. The Company also recorded, in other comprehensive loss, $1,473 and $1,532 of net unrealized loss on investments which represented its proportionate share of FBR-Asset's net unrealized loss related to available-for-sale securities for the year ended December 31, 1999 and 1998 respectively. As of December 31, 1999, net unrealized loss related to FBR-Asset and included in the Company's accumulated other comprehensive loss was $3,005. The Company's ownership percentage of FBR-Asset was 23% as of December 31, 1999. The following table summarizes FBR-Asset's financial information (in thousands):

     December 31,                               1999         1998        1997
     Total assets                           $330,180     $295,931    $190,538
     Total liabilities                       225,638      145,026         772
     Gross revenues                           23,474       17,928         721
     Income before realized losses            12,792        9,958         647
     Net income                                5,143        1,588         647

Private Debt and Preferred Equity Investments

     In May 1998, the Company organized a business trust designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. In connection therewith, the Company loaned $17,500 to two unrelated businesses at an average annual interest rate of 12.7%. The loans mature as follows: $7,500 in June 2003 and $10,000 in December 2005. The Company also invested $7,000 in an unaffiliated private company. During the year ended 1999, the Company recorded $1,820 of investment losses related to the preferred equity investment. The loans are carried at original cost which approximates estimated fair values.

Available-For-Sale Securities

     The Company's available-for-sale securities consist primarily of equity investments in publicly traded companies. During 1998, these securities were transferred from FBRC's trading accounts to an asset management subsidiary of the Company at their then fair market value of $38,035. In accordance with SFAS No. 115, the securities are valued at market with resulting unrealized gains and losses reflected as other comprehensive gain or loss. During 1999, the Company recorded $10,385 of "other than temporary" loss in the statement of operations as investment losses. The Company also sold $5,934 of other available-for-sale securities at a realized loss of $221. As of December 31, 1999, the unrealized losses related to these securities were $2,986 and are included in accumulated other comprehensive loss.


NOTE 5. FURNITURE, EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS:

     Furniture, equipment, software and leasehold improvements, summarized by major classification, were as follows (in thousands):

     December 31,                                           1999        1998
     Furniture and equipment                            $  6,471     $ 5,540
     Software                                              6,049         394
     Leasehold improvements                                4,586       4,479
                                                        --------     -------
                                                          17,106      10,413
     Less-Accumulated depreciation and amortization       (5,798)     (3,467)
                                                        --------     -------
                                                        $ 11,308     $ 6,946
                                                        ========     =======

NOTE 6. INCOME TAXES:

Deferred tax assets and liabilities consisted of the following as of December 31, 1999 and 1998 (in thousands):

   December 31,                                                             1999         1998
   Unrealized investment gains on proprietary investment
    partnerships and venture funds                                      $(17,671)    $ (2,338)
   Unrealized investment losses, recorded in accumulated other
    comprehensive loss                                                     2,467        6,461
   Unrealized investment losses, recorded in earnings, related to "other than temporary" declines in the value of
    available-for-sale securities                                          4,246           --
   Net operating losses                                                   15,712       10,223
   Accrued compensation                                                    8,523          100
   Other                                                                     (61)         (20)
                                                                        --------     --------
                                                                          13,216       14,426
   Less-valuation allowance recorded through accumulated other
    comprehensive loss                                                    (2,467)      (6,461)
   Less-valuation allowance recorded through earnings                     (8,347)      (5,563)
                                                                        --------     --------
   Net deferred tax assets                                              $  2,402     $  2,402
                                                                        ========     ========

     The Company has recorded a valuation allowance against net deferred tax assets as of December 31, 1999 and 1998 based on its ongoing assessment of realizability of the net benefit. The valuation allowance includes consideration for the deferred tax asset related to unrealized losses on available-for-sale securities, recorded in accumulated other comprehensive loss. As of December 31, 1999, the Company had NOL tax carryforwards of $38,430 that expire through 2019.

     The benefit for income taxes results in effective tax rates that differ from the Federal statutory rates as follows:

   December 31,                                                    1999       1998      1997
   Statutory Federal income tax rate                                (35)%      (35)%      35%
   State income taxes, net of Federal benefit                        (5)        (5)        5
   Subchapter S corporation income not taxable to the Company        --         --       (31)
   Recognition of deferred tax assets upon termination
         of subchapter S corporation status                          --         --       (13)
   Nondeductible expenses                                            11          6        --
   Dividends received deduction                                      (6)        --        --
   Valuation allowance                                               35         34        --
                                                                   ----       ----      ----
   Effective income tax rate                                         --         --        (4)%
                                                                   ====       ====      ====

     Through December 20, 1997, the Company and its primary subsidiaries had elected to be taxed as subchapter S corporations under the Internal Revenue Code. As a result, there is no provision for income taxes in these financial statements for the period prior to December 21, 1997.


NOTE 7. PROFIT SHARING PLAN:

     The Company maintains a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make matching contributions and discretionary contributions from profits. There were no Company contributions made in 1999, 1998 or 1997.

NOTE 8. BORROWINGS:

Subordinated Revolving Loans

     As of December 31, 1999 and 1998, FBRC had an unsecured revolving subordinated loan agreement ("the line"), with total available credit of $40,000, with an affiliate of its clearing broker. The purpose of the line is to make additional funds available to meet regulatory net capital requirements for participation in underwriting public offerings. The expiration date of the line is December 2000. There were no outstanding balances under the line as of December 31, 1999 and 1998. Borrowings under the revolving subordinated loan agreement are available in computing net capital under the SEC's Uniform Net Capital Rule (Rule 15c3-1).

Long-Term Loans

     The Company has four long-term secured loans totaling $1,359 and $1,911 as of December 31, 1999 and 1998, respectively, requiring fixed annual principal and interest payments totaling $673. Each loan bears interest at an annual rate equal to the one-month commercial paper rate, as published by the Federal Reserve Board, that equaled 7.76% and 7.48% at December 31, 1999 and 1998, respectively. The loans are collateralized by certain furniture, equipment, and leasehold improvements of the Company. The loans are scheduled to be entirely repaid in June 2001, October 2001, January 2002, and November 2002, respectively.


NOTE 9. NET CAPITAL COMPUTATION:

     FBRC and FBRIS are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1999, FBRC had net capital of $33,984, which was $33,056 in excess of its required net capital of $928. FBRC's aggregate indebtedness to net capital ratio was 0.3 to 1 at December 31, 1999. At December 31, 1999, FBRIS had net capital of $1,050, which was $921 in excess of its required net capital of $129. FBRIS' aggregate indebtedness to net capital ratio was 1.85 to 1 at December 31, 1999.


NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CREDIT RISK:

Financial Instruments

     The Company's broker-dealer entities trade securities that are primarily traded in United States markets. The Company's asset management entities trade and invest in public and non-public securities. As of December 31, 1999 and 1998, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives, that would expose the Company to significant related off-balance-sheet risk.

     Market risk is primarily caused by movements in market prices of the Company's trading and investment account securities and changes in value of the underlying securities of the venture capital funds and proprietary investment partnerships in which the Company invests. The Company's trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to control market risk through monitoring procedures. The Company's principal transactions are primarily short and long debt and equity transactions.

     Positions taken and commitments made by the Company, including those made in connection with venture capital and investment banking activities, have resulted in substantial amounts of exposure to individual issuers and businesses, including non-investment grade issuers, securities with low trading volumes and those not readily marketable. These issuers and securities expose the Company to a higher degree of risk than associated with investment grade instruments.

Credit Risk

     The Company's broker-dealer subsidiaries function as introducing brokers that place and execute customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers' securities and provides financing to customers.

     Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to control the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

     The Company's other equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.


NOTE 11. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company leases premises under long-term lease agreements requiring minimum annual rental payments with annual adjustments based upon increases in the consumer price index, plus the pass-through of certain operating and other costs above a base amount.

     Future minimum aggregate annual rentals payable under these non-cancelable leases and rentals for certain equipment leases for the years ending December 31, 2000 through 2004, are as follows (in thousands):

     Year Ending December 31,
                           2000                        $ 2,895
                           2001                          2,848
                           2002                          2,488
                           2003                          2,377
                           2004                          1,115
                                                       -------
                                                       $11,723
                                                       =======

     Equipment and office rent expense for 1999, 1998 and 1997 was $3,405, $2,430 and $1,274, respectively.

Litigation

     As of December 31, 1999, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, "litigation") relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

NOTE 12. EXECUTIVE OFFICER COMPENSATION:

     During 1999, the Company's three Executive Officer Directors participated in the 1997 Key Employee Incentive Plan (the "1997 Plan"). In accordance with the 1997 Plan, Executive Officer Directors were eligible to participate in two bonus pools. The first was a bonus pool of up to 20% of the Company's pre-tax income (before payment of the bonuses), adjusted for certain expense items excluded from pre-tax income. The 20% pool was subject to a cap related to the ratio of compensation expense (excluding certain items) to total revenues. For the year ended December 31, 1999, the Company generated adjusted income under the 1997 Plan, however, due to the application of the cap, no bonuses were paid under the 20% pool. The second pool comprised up to $6,000 in total bonuses based on a formula tied to the performance of FBRC's trading operations. The entire $6,000 pool was earned and recorded as compensation expense in 1999.

     During 1998, the Company's Executive Officer Directors participated in the Company's Stock and Annual Incentive Plan, however, no bonuses were earned due to the net loss generated in 1998.


NOTE 13. SHAREHOLDERS' EQUITY:

     The Company has authorized share capital of 100 million shares of Class B Common Stock, par value $0.01 per share; 150 million shares of Class A Common Stock, par value $0.01 per share; and 15 million shares of undesignated preferred stock. Holders of the Class A and Class B Common Stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B Common Stock convert to shares of Class A Common Stock at the option of the Company in certain circumstances including (i) upon sale or other transfer, (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with the Company and (iii) upon the sale of such shares in a registered public offering. The Company's Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

Stock and Annual Incentive Plan (the "Plan")

     Under the Plan, the Company may grant options, stock appreciation rights, performance awards and restricted and unrestricted stock to purchase up to 9.9 million shares of Class A Common Stock to eligible participants in the Plan. Participants include employees and officers of the Company and its subsidiaries. The Plan has a term of 10 years and options granted have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. Details of stock options granted are as follows:

                                                            Number          Exercise
                                                          of Shares           Price
   Balance as of December 31, 1996                               --             --
   Granted in 1997                                        4,383,400           $20.00
   Balance as of December 31, 1997                        4,383,400           $20.00
   Granted in 1998                                        2,160,280      $5.875 - $19.625
   Forfeitures in 1998 upon departure of employees         (293,200)     $5.875 - $20.00
   Balance as of December 31, 1998                        6,250,480      $5.875 - $20.00
   Granted in 1999                                        3,507,148     $5.1875 - $13.0625
   Forfeitures in 1999 upon departure of employees         (468,025)     $5.875 - $20.00
   Balance as of December 31, 1999                        9,289,603     $5.1875 - $20.00

     All options granted in 1997 and 70,780 of the options granted in 1998 become exercisable as follows: 10%, 40%, and 50% at the end of three, four, and five years, respectively. The remainder of the grants in 1998, 2,089,500 options, and all grants in 1999, become exercisable ratably over the first three years. As of December 31, 1999, 1,040,843 of the total options outstanding were exercisable. As of December 31, 1999 and 1998, respectively, the weighted average exercise price was $11.84 and $15.25 and the remaining contractual life of options outstanding was 8.9 years and 9.3 years, respectively.

     The Company applies APB Opinion No. 25 in accounting for option grants under the Plan and, accordingly, does not recognize any compensation cost associated with the grants in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options, under SFAS No. 123, the Company's pro forma net loss for 1999 and 1998 would have been $16,148 and $21,900, respectively. The Company's pro forma net loss per share for 1999 and 1998 would have been $0.33 and $0.44, respectively. Due to the proximity of 1997 grants to December 31, 1997, pro forma earnings per share for 1997 is the same as that reported.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 1999, 1998 and 1997, respectively: no dividend yield, expected volatility of 75%, 65% and 50%, risk-free interest rate of 6.1%, 4.5% and 5.7% and an expected life of five years for all grants. The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.23, $3.57 and $10.09, respectively, per share.

Director Stock Compensation Plan

     Under the Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to 100,000 shares of Class A Common Stock to all non-employee directors as a group. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 1999, 1998 and 1997, respectively, the Company granted 6,000, 6,000 and 40,000 options under the Director Plan.

Employee Stock Purchase Plan

     Employees began participating in the 1997 Employee Stock Purchase Plan (the "Purchase Plan") on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock are reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 1999, 273,940 shares were issued under the Purchase Plan for $1,107. During 1998, 126,055 shares were issued under the Purchase Plan for $663.

Treasury Stock

     In July 1998, the Company's Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company's Class A Common Stock from time to time (the "Repurchase Plan"). In accordance with the Repurchase Plan, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. As of December 31, 1999 and 1998, the Company's treasury stock consists of stock purchased in the open market at cost. Treasury stock issuances relate to issuances of common stock pursuant to the Employee Stock Purchase Plan. Differences between the average cost of the treasury stock and the sales price of the shares issued are charged to additional paid-in capital. During 1999 and 1998, the Company's treasury stock transactions were as follows (dollars in thousands):

                                                           Shares       Cost
     Balance as of December 31, 1997                           --     $    --
     Open market purchases                              1,036,092       8,062
     Employee Stock Purchase Plan issuances              (126,055)       (981)
     Balance as of December 31, 1998                      910,037       7,081
     Open market purchases                                431,935       2,712
     Employee Stock Purchase Plan issuances              (198,945)     (1,452)
     Balance as of December 31, 1999                    1,143,027     $ 8,341

NOTE 14. SEGMENT INFORMATION:

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company considers its capital markets and asset management operations to be two separate reportable segments. Segment assets are identifiable assets that can be directly associated with the segments. Parent company assets, liabilities and income, such as cash equivalents, income taxes and interest income are not allocated to the segments and, therefore, are included in the "other" column in the following tables. The accounting policies of these segments are the same as those described in Note 2. There are no significant revenue transactions between the two segments. The following tables illustrate the financial information for both segments for the years indicated (in thousands):

                                           Capital         Asset               Consolidated
     1999                                  Markets    Management   Other(1)          Totals
     Total revenues                      $  93,471      $ 45,182   $   313        $ 138,966
     Compensation and benefits              64,175        28,069     6,180           98,424
     Total expenses                        108,998        31,707     5,232          145,937
     Pre-tax income (loss)                 (15,527)       13,475    (4,919)          (6,971)
     Total assets                           85,437       130,631    10,288          226,356
     Total net assets                       69,985       108,922    10,062          188,969

                                           Capital         Asset               Consolidated
     1998                                  Markets    Management   Other(1)          Totals
     Total revenues                      $ 111,215      $  8,389   $ 3,264        $ 122,868
     Compensation and benefits              77,171         5,428        --           82,599
     Total expenses                        131,020         6,690     1,367          139,077
     Pre-tax income (loss)                 (19,805)        1,699     1,897          (16,209)
     Total assets                           83,044        97,513    24,559          205,116
     Total net assets                       66,747        95,810    24,345          186,902

                                           Capital         Asset               Consolidated
     1997                                  Markets    Management   Other(1)          Totals
     Total revenues                      $ 236,998      $ 19,137   $    --        $ 256,135
     Compensation and benefits             151,952         3,588     1,417          156,957
     Total expenses                        192,451         5,130     1,417          198,998
     Pre-tax income (loss)                  44,547        14,007    (1,417)          57,137
     Total assets                          227,621        39,536    92,170          359,327
     Total net assets                      122,179        38,025    66,442          226,646

     (1) Includes inter-company eliminations.

NOTE 15. QUARTERLY DATA (UNAUDITED):

     The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data). The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

                                                                                      Basic and
                                                     Net Income                         Diluted
                                         Total    (Loss) Before    Net Income          Earnings
     1999                             Revenues     Income Taxes        (Loss)  (Loss) Per Share
           First Quarter              $ 22,069         $     45      $     45            $ 0.00
           Second Quarter               40,379            5,849         5,849              0.12
           Third Quarter                 8,922          (23,061)      (23,061)            (0.47)
           Fourth Quarter               67,596           10,196        10,196              0.21
           Total Year                 $138,966         $ (6,971)     $ (6,971)           $(0.14)

                                                                                      Basic and
                                                     Net Income                         Diluted
                                         Total    (Loss) Before    Net Income          Earnings
     1998                             Revenues     Income Taxes        (Loss)  (Loss) Per Share
           First Quarter              $ 67,984         $ 25,736      $ 15,579            $ 0.31
           Second Quarter               57,334           12,593         7,433              0.15
           Third Quarter               (21,509)         (50,729)      (35,412)            (0.71)
           Fourth Quarter               19,059           (3,809)       (3,809)            (0.08)
           Total Year                 $122,868         $(16,209)     $(16,209)           $(0.33)

           FINANCIAL STATEMENTS OF FBR ASSET INVESTMENT CORPORATION

Index to Financial Statements

                                                 Page
                                                 ----
Report of Independent Public Accountants........ F-21

Statements of Financial Condition
 as of December 31, 1999 and
 December 31, 1998.............................. F-22

Statements of Income for the Years
 Ended December 31, 1999 and 1998 and the Period
 from December 15, 1997 (Inception),
 through December 31, 1997...................... F-23

Statements of Changes in Shareholders'
 Equity for the Years Ended December 31, 1999,
 and 1998 and the Period from December 15,
 1997 (Inception), through December 31,
 1997........................................... F-24

Statements of Cash Flows for the Years
 Ended December 31, 1999 and 1998 and the
 Period from December 15, 1997 (Inception),
 through December 31, 1997 and ................. F-25

Notes to Financial Statements................... F-26

Report of Independent Public Accountants

To the Shareholders of FBR Asset Investment Corporation:


We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the period from December 15, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from December 15, 1997 (inception), through December 31, 1997, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Vienna, Virginia
February 14, 2000

FBR Asset Investment Corporation
Statements of Financial Condition as of December 31, 1999 and 1998*
================================================================================

                                                         As of December 31, 1999              As of December 31, 1998
                                                         -----------------------              -----------------------
Assets
    Mortgage-backed securities, at fair value                       $236,014,844                        $161,418,739
    Investments in equity securities, at
       fair value                                                     49,647,865                          70,983,050
    Cash and cash equivalents                                         13,417,467                          41,144,326
    Due from custodian                                                   806,093                                   -
    Notes receivable                                                  27,000,000                          19,082,921
    Dividends receivable                                               1,400,897                             870,477
    Prepaid expenses and other assets                                    253,516                             461,059
    Interest receivable                                                1,639,778                           1,970,048
                                                         -----------------------              ----------------------
       Total assets                                                 $330,180,460                        $295,930,620
                                                         =======================              ======================

Liabilities and Shareholders' Equity
 Liabilities:
   Repurchase agreements                                            $221,714,000                         128,550,000
   Interest payable                                                      487,222                             310,096
   Dividends payable                                                   2,891,368                           2,563,058
   Management fees payable                                               237,167                           1,275,514
   Accounts payable and accrued expenses                                 129,677                             224,933
   Due to custodian                                                            -                          11,929,614
   Deferred revenue                                                      178,305                             172,826
                                                         -----------------------              ----------------------
     Total liabilities                                               225,637,739                         145,026,041
                                                         -----------------------              ----------------------

 Shareholders' equity:
   Preferred stock, par value $.01 per share,
      50,000,000 shares authorized                                             -                                   -
   Common stock, par value $.01 per share,
      200,000,000 shares authorized, 10,415,827 shares
       issued as of December 31, 1999 and 1998,
       respectively                                                      104,158                             104,158


   Additional paid-in capital                                        194,097,193                         194,097,193
   Accumulated other comprehensive loss                              (12,982,359)                         (9,800,530)
   Retained deficit                                                  (15,463,462)                         (9,425,579)
   Treasury stock, at cost, 4,609,491 shares and
    1,872,300 shares as of December 31, 1999 and 1998,
    respectively                                                     (61,212,809)                        (24,070,663)
                                                         -----------------------              ----------------------
     Total shareholders' equity                                      104,542,721                         150,904,579
                                                         -----------------------              ----------------------
       Total liabilities and shareholders' equity                   $330,180,460                        $295,930,620
                                                         =======================              ======================

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Years ended December 31, 1999 and 1998 and the period from December 15, 1997 (Inception) through December 31, 1997*
============================================================================

                                                                                                            December 15, 1997
                                                                                                           (Inception) through
                                                                   Year Ended December 31,                    December 31,
                                                          ---------------        ---------------        ---------------------
                                                                 1999                  1998                      1997
                                                          ---------------        ---------------        ---------------------
Income:
Interest                                                     $ 15,823,914           $13,656,097                   $    18,040
Dividends                                                       7,649,935             4,271,405                       434,717
Other income                                                            -                     -                       268,520
                                                          ---------------        ---------------        ---------------------
     Total Income                                              23,473,849            17,927,502                       721,277
                                                          ---------------        ---------------        ---------------------
Expenses:
Interest expense                                                7,920,648             5,359,633                             -
Management fee expense                                          1,329,063             1,520,725                        58,623
Professional fees                                                 755,561               436,885                        12,000
Insurance                                                          41,325                52,769                             -
Amortization of stock options issued to manager                   454,746               454,746                             -
Other                                                             180,957               144,702                         3,733
                                                          ---------------        ---------------        ---------------------
     Total expenses                                            10,682,300             7,969,460                        74,356
                                                          ---------------        ---------------        ---------------------
Realized gain (loss) on sale of mortgage-backed securities       (358,692)              176,048                             -
Realized gain on sale of equity investments                     3,597,190                     -                             -
Recognized loss on available-for-sale equity securities       (10,887,458)           (6,615,000)                            -
Realized loss on interest rate hedge                                    -            (1,930,855)                            -
                                                          ---------------        ---------------        ---------------------
Net income                                                   $  5,142,589           $ 1,588,235                   $   646,921
                                                          ===============        ===============        =====================
Basic and diluted earnings per share                                $0.68                 $0.16                         $0.06
                                                          ===============        ===============        =====================
Weighted-average common and equivalent shares                   7,523,715            10,044,483                    10,218,999
                                                          ===============        ===============        =====================

============================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for Years Ended December 31, 1999 and 1998* and the period from December 15, 1997 (Inception) through December 31, 1997.
================================================================================

                                                            Additional        Retained
                                             Common           Paid in         Earnings             Treasury
                                              Stock           Capital         (Deficit)              Stock
                                          ----------------------------------------------------------------------
Balance, December 15, 1997                 $         -    $            -    $            -      $           -
                                          ------------    --------------    ---------------    ---------------
 Issuance of Common Stock                      102,190       189,528,668                 -                  -
 Net income                                          -                 -           646,921                  -
 Comprehensive income                                -                 -                 -                  -

 Dividends                                           -                 -          (510,950)                 -
                                          ------------    --------------    ---------------    ---------------
Balance, December 31, 1997                     102,190       189,528,668           135,971                  -
                                          ------------    --------------    ---------------    ---------------
Issuance of common stock                         1,968         3,659,033                 -                  -
 Repurchase of common stock                          -                 -                 -        (24,070,663)
 Options issued to manager                           -           909,492                 -                  -
 Net income (Loss)                                   -                 -         1,588,235                  -
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                      -                 -                 -                  -

 Comprehensive income (loss)

 Dividends                                           -                 -       (11,149,785)                 -
                                          ------------    --------------    ---------------    ---------------
Balance, December 31, 1998                     104,158       194,097,193        (9,425,579)       (24,070,663)
                                          ------------    --------------    ---------------    ---------------
 Repurchase of common stock                          -                 -                 -        (37,142,146)
 Net Income                                          -                 -         5,142,589                  -
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                      -                 -                 -                  -


 Comprehensive income                                -                 -                 -                  -

 Dividends                                           -                 -       (11,180,472)                 -
                                          ------------    --------------    ---------------    ---------------
Balance, December 31, 1999                    $104,158      $194,097,193      $(15,463,462)      $(61,212,809)
                                          ============    ==============    ===============    ===============

                                                        Accumulated
                                                           Other
                                                       Comprehensive                          Comprehensive
                                                       Income (Loss)           Total          Income (Loss)
                                                     -----------------     -------------      ---------------
Balance, December 15, 1997                            $              -     $          -
                                                      ----------------     -------------
 Issuance of Common Stock                                            -      189,630,858
 Net income                                                          -          646,921               646,921
                                                                                              ---------------
 Comprehensive income                                                -                -       $       646,921
                                                                                              ===============
 Dividends                                                           -         (510,950)
                                                     -----------------     ------------
Balance, December 31, 1997                                           -      189,766,829
                                                      ----------------     ------------
Issuance of common stock                                             -        3,661,001
 Repurchase of common stock                                          -      (24,070,663)
 Options issued to manager                                           -          909,492
 Net income (Loss)                                                   -        1,588,235       $     1,588,235
 Other comprehensive income (loss)
 Change in unrealized loss on
  available-for-sale securities                            (9,800,530)       (9,800,530)           (9,800,530)
                                                                                                  -----------
 Comprehensive income (loss)                                                                      $(8,212,295)
                                                                                                  ===========
 Dividends                                                           -      (11,149,785)
                                                      ----------------     ------------
Balance, December 31, 1998                                 (9,800,530)      150,904,579
                                                      ----------------     ------------
 Repurchase of common stock                                          -      (37,142,146)
 Net Income                                                          -        5,142,589       $     5,142,589
 Other comprehensive income (loss)                                                                          -
 Change in unrealized loss on
  available-for-sale securities                            (3,181,829)       (3,181,829)
                                                                                                   (3,181,829)
                                                                                              ---------------
 Comprehensive income                                                -                -       $     1,960,760
                                                                                              ===============
 Dividends                                                           -      (11,180,472)
                                                      ----------------     ------------
Balance, December 31, 1999                            $    (12,982,359)    $104,542,721
                                                      ================     ============

================================================================================
*The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Years Ended December 31, 1999 and 1998* and
the Period December 15, 1997 (Inception), through December 31, 1997
================================================================================

                                                                                                                 December 15, 1997
                                                                           For the Year Ended December 31,     (Inception) through
                                                                                                                   December 31,
                                                                         --------------  -----------------     --------------------
                                                                               1999            1998                    1997
                                                                         --------------  -----------------     --------------------
Cash flows from operating activities:
Net income                                                               $    5,142,589 $      1,588,235       $           646,921
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities--
Recognized loss on available-for-sale equity securities                      10,887,458        6,615,000                         -
Realized gain on sale of mortgage-backed and equity securities               (3,238,498)        (176,048)                        -
Unrealized gain on equity investments                                                 -                -                  (268,520)
  Amortization                                                                  456,342          456,342                     3,733
  Premium amortization on mortgage-backed securities                            682,695          777,179                         -
  Changes in operating assets and liabilities:
   Due from custodian                                                          (806,093)               -                         -
   Due from affiliate                                                                 -          545,827                  (545,827)
   Dividends receivable                                                        (530,420)        (435,760)                 (434,717)
   Interest receivable                                                          330,270       (1,962,048)                   (8,000)
Prepaid expenses                                                               (248,799)               -                   (11,642)
Management fees payable                                                      (1,038,347)       1,216,891                    58,623
Accounts payable and accrued expenses                                           (95,256)         212,933                    12,000
   Interest payable                                                             177,126          310,096                         -
   Due to custodian                                                          (2,041,230)       2,041,230                         -
Deferred revenue                                                                  5,479          (17,174)                  190,000
                                                                          -------------   ----------------     --------------------
Net cash (used in) provided by operating activities                           9,683,316       11,172,703                  (357,429)
                                                                         ==============  =================     ====================
Cash flows from investing activities:
Purchase of mortgage-backed securities                                     (282,288,201)    (221,156,241)                        -
Investments in equity securities                                            (11,454,320)     (64,876,250)              (23,050,230)
Investments in notes receivable, net of repayments                           (7,917,079)     (16,000,000)               (3,000,000)
Proceeds from sale of mortgage-backed securities                            160,809,435       48,533,267                         -
Proceeds from sale of equity securities                                      27,894,010                -                         -
Receipt of principal payments on mortgage-backed securities                  30,376,288       21,204,987                         -
                                                                         --------------  -----------------     --------------------
  Net cash used in investing activities                                     (82,579,867)    (232,294,237)              (26,050,230)
                                                                         --------------  -----------------     --------------------
Cash flows from financing activities:
Repurchase of common stock                                                  (37,142,146)     (24,070,663)                        -
Proceeds from issuance of common stock                                                -        3,661,001               189,630,858
Proceeds from (repayments of) repurchase agreements, net                     93,164,000      128,550,000                         -
Dividends paid                                                              (10,852,162)      (9,097,677)                        -
                                                                         --------------  -----------------     --------------------
  Net cash provided by financing activities                                  45,169,692       99,042,661               189,630,858
                                                                         --------------  -----------------     --------------------
Net increase (decrease) in cash and cash equivalents                        (27,726,859)    (122,078,873)              163,223,199
Cash and cash equivalents, beginning of the period                           41,144,326      163,223,199                         -
                                                                         --------------  -----------------     --------------------
Cash and cash equivalents, end of the period                                 13,417,467       41,144,326               163,223,199
                                                                         --------------  -----------------     --------------------
Supplemental disclosure of non-cash investing activities:
 Securities purchased but not settled                                    $            -  $     9,888,384       $                 -


================================================================================

*The accompanying notes are an integral part of these statements.

Notes to Financial Statements

Note 1  Organization and Nature of Operations

FBR Asset Investment Corporation ("FBR Asset" or the "Company") was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital (the "Private Placement") (see Note 3).

FBR Asset is organized as a real estate investment trust ("REIT") whose primary purpose is to invest in mortgage loans and mortgage-backed securities issued or guaranteed by instrumentalities of the U.S. Government or by private issuers that are secured by real estate (together the "Mortgage Assets"). FBR Asset also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, FBR Asset leverages its assets and mortgage loan portfolio primarily with collateralized borrowings. FBR Asset uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

Note 2  Summary of Significant Accounting Policies

Investments in Mortgage-Backed Securities

FBR Asset invests primarily in mortgage pass-through certificates that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae").

Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable for unsettled trades are recorded as "due to custodian" in FBR Asset's Statement of Financial Condition.

FBR Asset accounts for its investments in mortgage-backed securities as available-for-sale securities. FBR Asset does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity, and has classified these investments as available-for-sale. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on mortgage-backed securities transactions are determined on the specific identification basis.

Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

The fair value of FBR Asset's mortgage-backed securities are based on market prices provided by certain dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts FBR Asset could realize in a current market transaction.

Income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

During 1998, FBR Asset received proceeds of $48.5 million from the sale of mortgage-backed securities. The Company recorded $176,048 in realized gains related to this sale.

During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale FBR Asset terminated a related hedge position and recorded a $1.2 million loss.

The following table summarizes FBR Asset's mortgage-backed securities as of December 31, 1999 and 1998:

                                                                             Total Mortgage
December 31, 1999                 Freddie Mac    Fannie Mae     Ginnie Mae       Assets
-----------------                 ------------  -------------  ------------  ---------------
Mortgage-backed securities,
  available-for-sale, principal   $79,490,738   $107,859,276   $54,517,427     $241,867,441


Unamortized premium (discount)        359,594     (1,190,013)      829,206           (1,213)
                                  -----------   ------------   -----------     ------------
Amortized cost                     79,850,332    106,669,263    55,346,633      241,866,228
Gross unrealized losses            (2,797,261)    (2,196,860)     (857,263)      (5,851,384)
                                  -----------   ------------   -----------     ------------
Estimated fair value              $77,053,071   $104,472,403   $54,489,370     $236,014,844
                                  ===========   ============   ===========     ============

December 31, 1998
-----------------

Mortgage-backed securities,
 available-for-sale, principal    $93,278,879   $ 48,386,872   $16,294,168     $157,959,919

Unamortized premium                   529,783      1,427,632       787,906        2,745,321
                                  -----------   ------------   -----------     ------------
Amortized cost                     93,808,662     49,814,504    17,082,074      160,705,240
Gross unrealized gains                665,251        191,021       123,260          979,532
Gross unrealized losses               (89,517)      (162,997)      (13,519)        (266,033)
                                  -----------   ------------   -----------     ------------
Estimated fair value              $94,384,396   $ 49,842,528   $17,191,815     $161,418,739
                                  ===========   ============   ===========     ============

Short Sales

FBR Asset has established a short position to offset the potential adverse effects of market price fluctuations in certain of its mortgage-backed securities. The short positions are structured and accounted for as hedge transactions such that any gains or losses will be recognized upon termination of the position. FBR Asset's unrealized gains or losses on its position are recorded as an asset or liability with a corresponding increase or decrease included in comprehensive income. At December 31, 1999, FBR Asset had established an $88 million face amount short position in 7.00% Fannie Mae agency mortgage-backed securities. The fair value of the short position at December 31, 1999 loss $182,188.

Repurchase Agreements

FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

At December 31, 1999, FBR Asset had $221.7 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.83% as of the end of the period and a remaining weighted-average term to maturity of 45 days. At December 31, 1999, mortgage-backed securities pledged had an estimated fair value of $228.9 million. At December 31, 1999, the repurchase agreements had remaining maturities of between 38 and 45 days.

As of December 31, 1998, FBR Asset had $128.6 million outstanding under repurchase agreements with a weighted-average borrowing rate of 5.08% as of the end of the period and a weighted-average remaining maturity of 73 days. At December 31, 1998, mortgage-backed securities pledged had an estimated fair value of $136.2 million. At December 31, 1998, the repurchase agreements had remaining maturities of between 69 and 74 days.

Interest Rate Swaps

FBR Asset enters into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements are structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements, which generally have maturities of 30 to 90 days, carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes. As a result of these factors, FBR Asset has accounted for these agreements as hedges.

The fair value of interest rate agreements that qualify as hedges are not recorded. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In the event of early termination of an interest rate agreement and repayment of the underlying debt, a gain or loss is recorded and FBR Asset receives or makes a payment based on the fair value of the interest rate agreement on the date of termination.

At December 31, 1999 and 1998, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001 and has a notional amount of $50 million, and a fair value of $468,422 and $(910,535) at December 31, 1999, and December 31, 1998, respectively.

Investments in Equity Securities

Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing "bid" and "asked" price on the day of valuation. Other securities for which quotations are not readily available are valued at fair value as determined by FBR Asset's investment adviser, Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"). FBR Management may use methods of valuing securities other than those described above if it believes the alternative method is preferable in determining the fair value of such securities.

Consistent with the intention to have FBR Asset operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments as available-for-sale.

Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income.

Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities".

Notes Receivable

As of December 31, 1999, FBR Asset held a $20 million note from Prime Retail, Inc. and Prime Retail, L.P., ("Prime Retail") with an interest rate of 15% per annum, that matures on June 30, 2000 subject to automatic extension to December 31, 2000 in the absence of a default. The loan is secured by equity interest in five subsidiaries of Prime L.P., which subsidiaries own commercial real estate subject to mortgage debt. As of December 31, 1999, FBR Asset also held a Short-Term Loan and Security Agreement with Prime Capital Holding, LLC and Prime Capital Funding, Inc., together, ("Prime Capital"), which had a $7 million outstanding balance at December 31, 1999. The note accrues interest at an annualized rate of 17% and is due on March 31, 2000. The note is secured by 100% equity interests in subsidiaries of Prime Capital which own Commercial mortgage loans subject to "warehouse" indebtedness. Prime Capital is an affiliate of Prime Retail, L.P.

Credit Risk

FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage - backed securities and notes receivable, such as the notes from Prime Retail and Prime Capital referred to above. In addition, many of FBR Assets investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 1999 and 1998, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Assets notes receivable and certain mortgage backed securities and other loans of companies in which we invest are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

Concentration Risk

Equity and debt investments, such as the Prime Capital and Prime Retail notes referred to above, may also involve substantial amounts relative to FBR Asset's total net assets and create exposure to issuers that are generally concentrated in the REIT industry. These investments may include non-investment grade and securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose FBR Asset to a significantly higher degree of risk than is associated with more diversified investment grade or readily marketable securities.

Cash and Cash Equivalents

All investments with original maturities of less than three months are cash equivalents. As of December 31, 1999, cash and cash equivalents consisted of $3.8 million of cash deposited in two commercial banks and $9.6 million in two separate domestic money market funds. As of December 31, 1998, cash and cash equivalents consisted of $14.4 million of cash deposited in two commercial banks and $26.7 million in two separate domestic money market funds. The money market funds invest primarily in obligations of the U.S. Government. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

Comprehensive income is a financial reporting methodology that includes certain financial information that historically has not been recognized in the calculation of net income. FBR Asset's only component of other comprehensive income is the net unrealized loss on investments classified as available for sale.

Net Income Per Share

FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. The potentially dilutive securities did not impact the computation of earnings per share for any period presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes

FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. No provision has been made for income taxes in the accompanying financial statements, as FBR Asset believes it has met the requirements.

Reclassifications

Certain amounts in the financial statements as of December 31, 1998, have been reclassified to confirm with 1999 presentation.

Recent Accounting Pronouncements

In 1998, Statement on Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement is effective for all fiscal years beginning after June 15, 2000, and generally requires that an entity recognize derivative financial instruments as assets or liabilities and measure them at fair value. FBR Asset is currently evaluating the impact of SFAS No. 133, but does not expect that the adoption will have a material impact on its financial condition or future results of operations based on its current hedging strategies.

Note 3  Shareholders' Equity

On December 15, 1997, FBR Asset completed a private placement of equity capital. FBR Asset received net proceeds of $189.7 million from the issuance of 10,218,999 shares of common stock.

On January 15, 1998, Friedman, Billings, Ramsey & Co., Inc. purchased 196,828 shares of FBR Asset for $3.7 million pursuant to a stock option issued in connection with the private placement offering.

FBR Asset declared and recorded the dividends of $.05, $1.16 and $1.605 in 1997, 1998 and 1999, respectively.

In September 1998, the Board of Directors authorized the repurchase of up to 2,000,000 shares of FBR Asset's common stock. Through December 31, 1998, FBR Asset had repurchased 1,872,300 shares for a cost of $24 million, or $12.86 average cost per share. On March 30, 1999, the Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of FBR Asset's common stock. On December 16, 1999, the Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of FBR Asset's common stock. Between December 31, 1998, and December 31, 1999, FBR Asset repurchased an additional 2,737,191 shares of its common stock at an average price of $13.57 per share.

FBR Asset had outstanding, as of December 31, 1999, and December 31, 1998, 1,021,900 options to purchase common stock. These options have terms of eight to ten years and have an exercise price of $20 per share.

Under the FBR Asset's stock option plan, FBR Asset may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of seven to ten years. As of December 31, 1999, FBR Asset had granted 155,000 options under its stock option plan.

FBR Asset accounts for its stock based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation". Pursuant to SFAS No. 123, FBR Asset applies the provisions of Accounting Principles Board opinion No. 25, "Accounting For Stock Issued to Employees", (APB No. 25) for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of FBR Asset's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, FBR Asset does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to FBR Asset's net income or basic and diluted net income per share as reported in the statement of income for the year ended December 31, 1999. No employee options had been issued as of December 31, 1998.

The fair value of the option grant in 1999 was estimated on the grant date using the following assumptions: average dividend yield of 8 percent; expected volatility of 25 percent ; risk free interest rate of 6.1 percent; and expected lives of 8.5 years. All options issued in 1999 are fully vested, have an exercise price of $20 and a remaining contractual life of approximately 8 years.

Note 4  Management and Performance Fees

FBR Asset has a management agreement with Friedman, Billings, Ramsey
Investment Management, Inc. ("FBR Management"), for an initial term expiring on December 17, 1999 and a renewal expiring on December 17, 2000. FBR Management performs portfolio management services on behalf of FBR Asset. Such services include, but are not limited to, consulting with FBR Asset on purchase and sale opportunities, collection of information and submission of reports pertaining to FBR Asset's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset's portfolio of assets.

FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of FBR Asset during each calendar quarter and,
(2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average invested assets of FBR Asset during each calendar quarter. FBR Management also received options to purchase 1,021,900 shares FBR Asset's common stock at $20 per share. The estimated value of these options was $909,492, based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. FBR Management assigned options to acquire 51,045 shares to BlackRock Financial Management, Inc. ("BlackRock") (see below) in connection with the execution of the sub-management agreement discussed below. The value of these options has been fully amortized in the accompanying statements of income. In addition, FBR Management agreed to the rescission of options to purchase 155,000 common shares in connection with the establishment of FBR Asset's stock incentive plan.

FBR Management is also entitled to receive incentive compensation based on the performance of FBR Asset. On December 31, 1998, and each calendar quarter thereafter, FBR Management is entitled to an incentive fee calculated by reference to the preceding 12 month period, FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of FBR Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. No incentive compensation was earned during the periods presented.

FBR Management previously engaged BlackRock to manage FBR Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company. As compensation for rendering services, BlackRock was entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by BlackRock, with a minimum annual fee of $100,000, payable quarterly. The agreement was terminated by FBR Management on February 14, 2000 and FBR Management entered into a new agreement with Fixed Income Discount Advisory Company, Inc. ("FIDAC") on February 14, 2000, to assume management of FBR Asset's Mortgage Portfolio as sub-advisor. See Note 9 Subsequent Events.

Note 5  Related Parties

As of December 31, 1999, a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group") owned 1,344,086 shares or 23.15% of the outstanding common stock of FBR Asset. As of December 31, 1998, that same subsidiary owned 1,344,086 or 15.73% of the outstanding common stock of FBR Asset. FBR Group is the parent company of FBR Management and FBR & Co.

Note 6  Equity Investments

At December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, a fair value of $49.6 million and unrealized losses of $7.9 million.

As of December 31, 1998, FBR Asset's equity investments had an aggregate cost basis of $81.2 million, fair value of $71.0 million, unrealized losses of $12.3 million, recognized losses of $6.6 million, and unrealized gains of $2.1 million.


                                              Amount of           Market Value at         Market Value at
Equity Investments                          Investment(1)       December 31, 1999       December 31, 1998
------------------                      -----------------       -----------------     -------------------
Anthracite Capital, Inc.                      $10,084,268             $10,084,268             $12,358,170
Capital Automotive REIT                        25,000,000              21,841,402              26,657,711
Chastain Capital Corporation                            -                       -               3,150,000(2)
Imperial Credit Commercial Mortgage
 Inv. Corp.                                    10,413,000              10,237,500               8,437,500
Prime Retail, Inc.                              1,201,317                 694,688               1,211,844
Prime Retail, Inc., pfd                         1,454,320               1,151,696                       -
Resource Asset Investment Trust                 5,292,516               3,725,717               3,790,325
Building One Services Corporation(3)            4,053,180               1,912,594              10,437,500
East-West Bank(4)                                       -                       -               4,940,000
                                        -----------------       -----------------     -------------------
  Total                                       $57,498,601             $49,647,865             $70,983,050
                                        =================       =================     ===================

(1) As of December 31, 1999.
(2) Reflects recognized loss of $6.6 million recorded in 1998 for other than temporary decline in the value of Chastain Capital Corporation. In November 1999, FBR Asset received a liquidating dividend of $7.45 per share on 700,000 shares of Chastain and recognized a gain of $2,065,000.
(3) In April 1999, FBR Asset sold 297,341 shares of Building One Services Corporation and realized a gain of $743,353.
(4) In September and October 1999, FBR Asset sold 520,000 shares of East-West Bank and realized a gain of $788,838.


Anthracite Capital, Inc. ("AHR")

On March 27, 1998, FBR Asset purchased 716,846 shares of common stock in AHR for $13.95 per share. AHR was organized in November 1997 to invest in a diversified portfolio of multifamily, commercial and residential mortgage loans, mortgage-backed securities, and other real estate-related assets in the United States and non-U.S. markets. AHR seeks to achieve strong investment returns by maximizing the spread of investment income earned on its real estate assets over the cost of financing and hedging these assets and/or liabilities. AHR's common stock is publicly traded.

During September and October 1998, FBR Asset purchased an additional 865,000 shares of AHR for an average cost of $9.64 per share. In December 1999, FBR Asset recorded a charge to operations in the amount of $8,250,228 to reflect management's determination that the decline in the market value of the stock was other than temporary .

Capital Automotive REIT ("CARS")

On February 13, 1998, FBR Asset acquired 1,792,115 shares of common stock in CARS for a price of $13.95 per share. CARS is a self-administered and self-managed REIT formed to invest in the real property and improvements used by operators of multi-site, multi-franchised motor vehicle dealerships and motor vehicle-related businesses located in major metropolitan areas throughout the United States. CARS primarily acquires real property and simultaneously leases back this property for use by dealers. CARS' common stock is publicly traded.

Chastain Capital Corporation ("CHAS")

On April 29, 1998, FBR Asset purchased 700,000 shares of common stock in CHAS for $13.95 per share. CHAS was organized in December 1997 to invest in commercial and multifamily mortgage and real estate related assets located in major metropolitan markets throughout the United States.

In 1998, FBR Asset recorded a charge to operations in the amount of $6,615,000 to reflect management's determination that the decline in the market value of the stock was other than temporary. On May 14, 1999, CHAS announced that its Board of Directors had voted to sell all of CHAS' assets, either through a plan of liquidation or through a sale of the company. On November 8, 1999, Chastain Capital Corp. announced that its Board had declared an initial $7.45 per share distribution to stockholders under a plan to liquidate itself. On November 29, 1999, FBR Asset received a liquidating dividend of $5.2 million or $7.45 per share from Chastain and recognized a gain of $2,065,000. Chastain still has one real estate asset remaining, a retail property Chastain plans to sell.

Imperial Credit Commercial Corporation ("ICMI")

In December 1997, FBR Asset purchased 900,000 shares of ICMI common stock for a price of $14.50 per share. ICMI invests primarily in performing multifamily and commercial term loans and interests in commercial and residential mortgage-backed securities. ICMI also invests in various classes of non-investment grade mortgage-backed securities. ICMI's common stock is publicly traded.

On July 22, 1999 Imperial Credit Commercial Mortgage and Imperial Credit Industries announced a merger agreement under which Imperial Credit Industries would acquire all of the outstanding shares of Imperial Credit Mortgage for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. Completion of the merger is conditioned on, among other things, approval by the shareholders of Imperial Credit Mortgage. On October 25, 1999, after expiration of the tender offer period on October 22, 1999, during which Imperial Credit Mortgage explored alternative transactions more favorable to its shareholders, Imperial Credit Industries reported that the merger consideration had been increased from $11.50 per share to approximately $11.57 per share. The merger is expected to close on March 27, 2000. In the absence of other offers at more favorable prices, management recorded a $2.6 million charge to earnings for the transaction in the fourth quarter of 1999 representing the difference between Imperial Credit Industries' most recent tender offer and FBR Asset's cost basis.

Prime Retail, Inc. ("PRT")

In September 1998, FBR Asset purchased an aggregate of 122,300 shares of PRT, for an average price of $9.74 per share. On October 18, 1998, FBR Asset purchased an additional 1,200 shares of PRT's common stock for $7.90 per share. PRT is a REIT engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. PRT's common stock is publicly traded.

On April 22, 1999, FBR Asset purchased 78,400 shares of PRT's preferred stock for a cost of $1,454,320 or $18.55 average cost per share. PRT's preferred stock is publicly traded.

Resource Asset Investment Trust ("RAS")

On February 19, 1998, FBR Asset acquired 300,000 shares of common stock in RAS for $15.33 per share. RAS's principal business activity is the acquisition and/or financing of loans secured by mortgages on real property (or interests in such loans) in situations that, generally, do not conform to the underwriting standards of institution lenders or sources that provide financing through securitization. RAS's common stock is publicly traded.

On June 24th and 25th, 1998, FBR Asset acquired an additional 44,575 shares of RAS for an average price of $15.55 per share.

Building One Services Corporation ("BOSS")

In December 1997, FBR Asset purchased 500,000 shares of BOSS (formerly Consolidated Capital Corporation) common stock for $20.00 per share. BOSS was founded in February 1997 to build consolidated enterprises through the acquisition and integration of multiple businesses in one or more fragmented industries. BOSS has undertaken to consolidate facilities management companies and may select companies in this or related industries in which to make future investments. BOSS's common stock is publicly traded. Pursuant to BOSS's tender offer, which expired in April 1999, FBR Asset sold 297,341 of its BOSS common shares for a price of $22.50 per share, or $6.7 million in April 1999.

East-West Bancorp ("EWB")

On June 30, 1998, FBR Asset purchased, 520,000 shares of EWB for $10.00 per share. EWB's strategy is to become the premier commercial bank in California serving the unique personal and business banking needs of customers engaged in business and having family ties with or origins from the Asia Pacific region, with experienced personnel having the language capability and cultural sensitivity appropriate for the region. Beginning September 30, through October 25, 1999, FBR Asset sold its 520,000 shares of common stock in East West Bancorp for $5,988,838 or $11.52 average per share.

Kennedy-Wilson, Inc. ("KWIC")

FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 1999, the market price of Kennedy-Wilson common stock was $8.00 per share.

Imperial Credit Industries, Inc. ("ICII")

On June 30, 1999, FBR Asset purchased 400,000 shares of ICII's preferred stock for $25.00 per share. ICII is a commercial and consumer finance holding company specializing in non-conforming residential mortgage banking, business and consumer lending and commercial leasing.

On November 5th and 10th, Imperial Credit Industries redeemed the 400,000 shares of Series B 14.5% cumulative preferred held by FBR Asset for $26.25 per share or $10.5 million.

Note 9  Subsequent Events

On January 31, 2000, FBR Asset announced that its Board of Directors had approved a special cash dividend of $.25 per share. The dividend was paid on February 25, 2000, to shareholders of record at February 11, 2000.

On February 14, 2000, FBR Management terminated its management agreement with BlackRock Financial Management, Inc., and engaged Fixed Income Discount Advisory Company, Inc. ("FIDAC") to manage FBR Asset's mortgage asset investment program as a sub-advisor. As compensation for rendering services, FIDAC will be entitled to share the management fees of FBR Management, calculated based on the average gross asset value managed by FIDAC, with a minimum annual fee of $100,000 payable quarterly. The agreement may be terminated by either party with thirty (30) days' advance notice.

                    Financial Statements of FBR Technology
                            Venture Partners, L.P.


Index to Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Public Accountants..........................         F-36

Statements of Assets and Liabilities as of
   December 31, 1999 and 1998.....................................         F-37


Schedule of Investments as of December 31, 1999...................         F-38

Statements of Income (Loss) for the years ended
   December 31, 1999 and 1998.....................................         F-39


Statements of Changes in Net Assets
   for the years ended December 31, 1999 and 1998.................         F-40

Statements of Cash Flows for the years ended
   December 31, 1999 and 1998.....................................         F-41

Notes to Financial Statements.....................................         F-42

Report of Independent Public Accountants


To the Partners of FBR Technology Venture Partners L.P.
(A Limited Partnership):

We have audited the accompanying statements of assets and liabilities of FBR Technology Venture Partners L.P. as of December 31, 1999 and 1998, including the schedule of investments as of December 31, 1999, and the related statements of income, changes in net assets and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Technology Venture Partners L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Vienna, Virginia
March 17, 2000

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)

                     Statements of Assets and Liabilities
                       As of December 31, 1999 and 1998

                                   Assets

                                                                                   1999                 1998
                                                                              -------------         ------------
Investments in securities, at fair value; identified cost of $35,492,187
  and $18,698,827 in 1999 and 1998, respectively                              $ 222,803,441         $ 19,771,216
Cash and cash equivalents                                                           763,435              842,322
Due from affiliates                                                                       -               34,338
Due from limited partners                                                           101,030                    -
Organization costs, net of $13,000 and $7,000 of accumulated
  amortization in 1999 and 1998, respectively                                        17,000               23,000
                                                                              -------------         ------------
               Total assets                                                   $ 223,684,906         $ 20,670,876
                                                                              =============         ============

                                 Liabilities

Management fees payable                                                       $           -         $    719,365
Due to limited partners                                                                   -              371,050
Accounts payable and accrued expenses                                                20,577               28,705
Due to affiliates                                                                   232,289                    -
                                                                              -------------         ------------
               Total liabilities                                                    252,866            1,119,120
                                                                              -------------         ------------
Net assets                                                                    $ 223,432,040         $ 19,551,756
                                                                              =============         ============

       The accompanying notes are an integral part of these statements.

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)

                            Schedule of Investments
                            As of December 31, 1999

Beneficial
  Shares                                                                               Value
----------                                                                         ------------
                Common Stock, United States Enterprises
                Technology (75.2%)
3,495,000         Network Access Solutions, Inc. (43.9%)                           $  98,034,750
1,476,591         LifeMinders.com, Inc. (28.6%)                                       63,954,848
  577,271         CareerBuilder, Inc. (1.4%)                                           3,158,755
   23,981         Proxicom, Inc. (1.3%)                                                2,981,138
                                                                                   -------------
                Total common stock (cost $8,834,168)                                 168,129,491

                Convertible Preferred Stock, United States Enterprises
                Technology (24.5%)
1,785,960         webMethods, Inc. (9.9%)                                          $  22,074,466
1,984,128         VarsityBooks.com, Inc. (3.0%)                                        6,666,667
2,215,934         Riverbed Technologies, Inc. (2.8%)                                   6,293,253
  272,556         Pathnet, Inc. (2.7%)                                                 5,988,055
6,251,594         Intranets.com (1.5%)                                                 3,496,734
1,736,186         Entevo Corporation (1.2%)                                            2,604,279
  832,128         Call Technologies, Inc. (1.0%)                                       2,288,352
   20,200         MarketSwitch Corporation (0.9%)                                      2,000,000
  862,500         Iconixx Corporation (0.8%)                                           1,725,000
  571,429         XYPOINT Corporation (0.7%)                                           1,537,144
                                                                                   -------------
                Total convertible preferred stock (cost $26,658,019)                  54,673,950
                                                                                   -------------
                Total investments (cost $35,492,187)                               $ 222,803,441
                                                                                   =============

       The accompanying notes are an integral part of this schedule.

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)

                          Statements of Income (Loss)
                For the Years Ended December 31, 1999 and 1998

                                                          1999                 1998
                                                      -------------         -----------
Investment income:
  Interest                                            $      59,027         $    44,864
                                                      -------------         -----------
         Total income                                        59,027              44,864
                                                      -------------         -----------

General and administrative expenses:
  Management fees                                         1,527,397           1,335,198
  Professional fees                                          41,531              63,343
  Interest expense                                          139,600              58,477
  Administrative fees and other                               9,080               8,905
                                                      -------------         -----------
         Total expenses                                   1,717,608           1,465,923
                                                      -------------         -----------
Net investment loss                                      (1,658,581)         (1,421,059)
Unrealized appreciation of investments                  186,238,865           1,058,001
                                                      -------------         -----------
Net income (loss)                                     $ 184,580,284         $  (363,058)
                                                      =============         ===========

       The accompanying notes are an integral part of these statements.

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)

                      Statements of Changes in Net Assets
                For the Years Ended December 31, 1999 and 1998

                                              Carried
                                              Interest
                                              Limited             General               Limited
                                              Partner             Partner               Partners                 Total
                                           ------------         -----------           -------------          -------------
Net assets, December 31, 1997              $        100         $    68,711           $   5,793,529          $   5,862,340
     Capital contributions                            -              89,575              13,962,899             14,052,474
     Net loss                                         -              (3,793)               (359,265)              (363,058)
                                           ------------         -----------           -------------          -------------
Net assets, December 31, 1998                       100             154,493              19,397,163             19,551,756
     Capital contributions                            -             152,470              19,147,530             19,300,000
     Net income                                       -           1,458,185             183,122,099            184,580,284
     Special allocation                      34,325,685            (274,030)            (34,051,655)                     -
                                           ------------         -----------           -------------          -------------
Net assets, December 31, 1999              $ 34,325,785         $ 1,491,118           $ 187,615,137          $ 223,432,040
                                           ============         ===========           =============          =============

       The accompanying notes are an integral part of these statements.

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)

                           Statements of Cash Flows
                For the Years Ended December 31, 1999 and 1998

                                                                    1999                    1998
                                                                -------------            ------------
Cash flows from operating activities:
  Net income (loss)                                             $ 184,580,284            $  (363,058)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities -
     Amortization                                                       6,000                  6,000
     Purchases of investments                                     (16,793,360)           (14,440,494)
  Change in unrealized appreciation of investments               (186,238,865)            (1,058,001)
  Changes in assets and liabilities -
     Due from affiliates                                               34,338                (34,338)
     Management fees payable                                         (719,365)               596,230
     Due to limited partners                                         (371,050)               371,050
     Due from limited partners                                       (101,030)                     -
     Accounts payable and accrued expenses                             (8,128)                 3,705
     Due to affiliates                                                232,289               (129,900)
                                                                -------------            -----------
Net cash used in operating activities                             (19,378,887)           (15,048,806)
Cash flows from financing activities:
  Capital contributions                                            19,300,000             14,052,474
                                                                -------------            -----------
Net decrease in cash and cash equivalents                             (78,887)              (996,332)
Cash and cash equivalents, beginning of period                        842,322              1,838,654
                                                                -------------            -----------
Cash and cash equivalents, end of period                        $     763,435            $   842,322
                                                                =============            ===========
Supplemental cash flow information:
  Cash paid for interest                                        $     115,920            $    58,477
                                                                =============            ===========

       The accompanying notes are an integral part of these statements.

                     FBR Technology Venture Partners L.P.
                            (A Limited Partnership)


                         Notes to Financial Statements
                       As of December 31, 1999 and 1998


1.   Organization:

FBR Technology Venture Partners L.P. (the "Partnership") is a limited partnership formed on August 12, 1997, to engage in the business of investing in securities. The Partnership was organized under the laws of the state of Delaware. Operations commenced on November 1, 1997. The Partnership will continue to operate until the earlier of December 31, 2007, or the date the Partnership is dissolved as provided for in the Partnership Agreement.

2.   Management Fees and Other Transactions With Affiliates:

FBR Venture Capital Managers, Inc. ("FBRVCM") is the corporate general partner and carried interest limited partner of the Partnership. Friedman, Billings, Ramsey Group, Inc. ("FBRG") is the ultimate parent company of FBRVCM. In addition, certain officers and directors of FBRG are limited partners of the Partnership.

At the beginning of each calendar quarter, FBRVCM is entitled to receive a management fee for management of the businesses and affairs of the Partnership. The fee is computed as 2.5 percent (on an annualized basis) of the total funds committed to the Partnership. For each calendar quarter beginning after the end of the Investment Period (July 31, 2003), the fee is computed as the lesser of
2.5 percent (on an annualized basis) of the total funds committed to the Partnership, or an amount equal to 4.0 percent (on an annualized basis) of the aggregate acquisition costs of the portfolio investments and any bridge loans provided by limited partners and held as of the end of the preceding quarter.

3.   Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of income and expenses during the reporting periods and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Security Valuation

The Partnership's investments as of December 31, 1999 and 1998, consisted of equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of these investments may be restricted due to lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer's equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the private companies is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary from the amounts that could be realized if the investment was sold. In the absence of additional contemporaneous, third party equity transactions, the general partner has determined that for investments in private companies, the cost is the best estimate of fair value. All public companies are valued based on the December 31, 1999 closing price less a discount of up to 25% to reflect restrictions on liquidity and marketability.

Income Recognition

For securities held, the difference between the purchase price and fair value of investments in securities is included as unrealized appreciation or depreciation of investments in the accompanying statements of income.

Income Taxes

No provision for income taxes is made in the Partnership's financial statements since all taxable income and loss is allocated to the partners.

Organization Costs

Costs relating to the formation of the Partnership have been deferred and are being amortized over five years using the straight-line method.

Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers cash in banks (including escrow accounts) and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Capital Accounts, Allocations, and Expenses

In addition to the limited partners, the general partner may, at its discretion, and without consent of any other partners, admit employees of FBRVCM and its affiliates as "FBR Employee Limited Partners." The capital accounts of FBR Employee Limited Partners are treated the same as other limited partners, except in regard to items (b) and (c), below. At the end of each fiscal quarter, the capital account of each partner is adjusted for the allocation of partner distributions as defined in the Partnership Agreement:

a) For each fiscal quarter all gains and losses are allocated among the partners in accordance with their respective percentage interests.

b) Under the terms of the Partnership Agreement, after allocations to the limited partners in amounts totaling their commitments, the general partner is entitled to receive allocations in an amount equal to 20 percent carried interest of the allocations received by the limited partners.

c) In succeeding periods, the carried interest limited partner receives 20 percent of the allocations of the Partnership and the remaining 80 percent is allocated to the limited partners on a pro-rata basis.

Distributions and Withdrawals

The Partnership, at the sole discretion of the general partner, may make distributions of cash or securities to all partners in proportion to their respective capital accounts. The Partnership has no obligation to make any distributions, and the Partnership made no distributions in 1999 and 1998.

The limited partners have no rights to demand the return of their capital contributions unless they have contributed in excess of their pro-rata share of capital.

4.   Partner Capital Commitments:

The limited partners initially contributed 2 percent of their respective committed amounts in cash at the date operations of the Partnership commenced. The limited partners have agreed, upon 15 business days written notice from the general partner, to contribute additional cash to the Partnership (a "Capital Call"), up to that partner's capital commitment, provided that such Capital Calls shall apply to all limited partners, pro-rata, in proportion to their respective partnership interests. In 1998, certain limited partners made contributions to the Partnership not eligible for allocation to their accounts until 1999. Accordingly, these amounts have been presented as "Due to limited partners" in the accompanying statements of assets and liabilities.

5.   Borrowings:

In July 1999, the Partnership and FBR Technology Venture Partners II (QP), L.P. established a $12,000,000 line-of-credit with an expiration date of June 22, 2000, to better serve all of the Partnerships' borrowing needs. The interest rate is based on the Prime Rate plus 1/2 percent per annum. During 1999, the Partnership drew down approximately $9.7 million, which resulted in interest expense of $139,600. As of December 31, 1999, the Partnership had no outstanding borrowings under this line-of-credit.

6. Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk:

The Partnership has invested primarily in the United States, and has not entered into any transactions involving financial instruments, such as financial futures, forward contracts, swaps and derivatives, which would expose the Partnership to related off-balance-sheet risk.

Market risk to the Partnership is caused by illiquidity and volatility in the markets in which the Partnership would seek to sell its financial instruments. The Partnership's concentration of investments in the technology industry and a limited number of companies may result in the Partnership being exposed to a risk of loss that is greater than it would be if the Partnership mitigated such risks through a greater diversification or investment in securities for which there is a ready public market.

Positions taken, commitments and unrealized appreciation on investments made by the Partnership may involve substantial amounts relative to its net assets and significant exposure to individual issuers and businesses.

7.   Subsequent Events

On January 26, 2000, Proxicom, Inc. (NASDAQ - PXCM) announced that its Board of Directors declared a two-for-one stock split of its outstanding common shares to be effected in the form of a stock dividend effective February 25, 2000. The split applied to shareholders of record at the close of business on February 9, 2000. Subsequent to the split, the Partnership owned 47,962 shares of Proxicom, Inc. common stock. All of these shares were sold by the Partnership on March 6, 2000. The proceeds from the sale were $2,224,969, resulting in a realized gain of $2,124,969.

On February 9, 2000, a merger, treated as a pooling of interests, between BindView Development Corporation (NASDAQ - BVEW) and Entevo Corporation was completed. All of the 1,736,186 Entevo

Corporation shares that the Partnership owned at December 31, 1999 were exchanged for 121,856 shares of common stock in BindView Development Corporation. Of the 121,856 shares received by the Partnership, approximately
9.9 percent, or 12,065 shares will be escrowed for one year. On January 26, 2000, BindView Development Corporation announced that its Board of Directors declared a two-for-one stock split, effective February 17, 2000. Subsequent to the split, the Partnership owned 243,712 shares of BindView Development Corporation common stock, of which 24,130 shares are escrowed until February 2001. All of the Partnership's shares of common stock in BindView Development Corporation are restricted until results covering at least 30 days of combined operations have been published by BindView Development Corporation, in the form of a quarterly earnings report, an effective registration statement filed with the SEC, a report to the SEC on the Form 10-K, 10-Q or 8-K, or any other public filing or announcement which includes the combined results of operations.

On February 10, 2000, Aether Systems (NASDAQ - AETH) announced that it had agreed to issue approximately 5.4 million shares of its common stock in exchange for all shares of Riverbed Technologies, Inc. On March 6, 2000, Aether Systems announced the completion of the Riverbed acquisition. In accordance with the terms of the agreement, the Partnership received 935,344 shares of Aether Systems common stock in the transaction. On March 17, 2000, Aether Systems completed a secondary offering in which the Partnership sold an aggregate of 23,384 shares. The proceeds from the sale were approximately $4,600,000, resulting in a realized gain of approximately $4,500,000. All of the remaining shares will be subject to an underwriter's lock-up until October 21, 2000.

On February 11, 2000 LifeMinders.com, Inc. (NASDAQ - LFMN) completed a secondary offering in which the Partnership sold an aggregate of 147,659 shares, representing approximately 10 percent of the Partnership's ownership in LifeMinders.com, Inc. The proceeds from the sale were $4,629,113, resulting in a realized gain of $4,510,986. The Partnership's remaining shares of common stock are subject to an underwriter's lock-up until May 18, 2000.

On February 11, 2000, webMethods, Inc. (NASDAQ-WEBM) completed an Initial Public Offering of 4,100,000 common shares at a price of $35 per share. Subsequent to the offering, the Partnership owned 2,746,822 common shares, or 9.1 percent of the webMethods, Inc. outstanding shares of common stock. These shares are subject to an underwriter's lock-up until August 9, 2000.

On February 15, 2000 VarsityBooks.com, Inc. (NASDAQ - VSTY) completed an Initial Public Offering of 4,075,000 common shares at a price of $10 per share. Immediately after the offering, the Partnership owned 992,063 shares, or 6.4 percent, of VarsityBooks.com, Inc. common stock, subject to an underwriter's lock-up until August 14, 2000.