Form 10-Q
period 2000-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2000-05-12
CIK 1048750

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Title                           Outstanding

Class A Common Stock            15,331,384 shares as of April 30, 2000
Class B Common Stock            33,764,729 shares as of April 30, 2000

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                 Page Number (s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
            March 31, 2000 and December 31, 1999                         3

         Consolidated Statements of Operations-
            Three Months Ended March 31, 2000 and 1999                   4

         Consolidated Statements of Cash Flows-
            Three Months Ended March 31, 2000 and 1999                   5

         Notes to Consolidated Financial Statements                    6-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11-15

Item 3.  Changes in Information about Market Risk                       15

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                              16

EXHIBIT INDEX                                                           16

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                             March 31,     December 31,
                                                                                2000           1999
                                                                              --------       --------
ASSETS
 Cash and cash equivalents                                                    $ 34,229       $ 43,743
 Receivables:
   Investment banking                                                           12,723          4,273
   Asset management fees                                                         4,363          3,112
   Affiliates                                                                    5,763          1,339
   Other                                                                         2,031          1,698
 Due from clearing broker                                                       27,402         13,472
 Marketable trading securities, at market value:
   Corporate equities                                                            3,583          4,193
   Corporate bonds                                                               3,232          1,944
 Long-term investments                                                         170,820        135,723
 Deferred tax asset                                                                263          2,402
 Prepaid expenses and other assets                                               2,890          3,149
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $6,913 and $5,798, respectively                                              12,159         11,308
                                                                              --------       --------

   Total assets                                                               $279,458       $226,356
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:
   Corporate equities                                                         $ 14,540       $  3,015
   Corporate bonds                                                                 683             14
 Accounts payable and accrued expenses                                           8,946          8,869
 Accrued compensation and benefits                                              56,009         24,130
 Long-term secured loans                                                         1,217          1,359
                                                                              --------       --------
   Total liabilities                                                            81,395         37,387
                                                                              --------       --------

 Commitments and contingencies (Note 9)                                             --             --

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                      --             --
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 15,270,811 and 14,304,026 shares issued, respectively               153            143
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   34,968,329 and 35,799,729 shares issued and outstanding, respectively           350            358
 Additional paid-in capital                                                    209,516        208,678
 Treasury stock, at cost, 1,143,027 shares                                      (8,341)        (8,341)
 Accumulated other comprehensive loss                                           (4,154)        (5,991)
 Retained earnings (deficit)                                                       539         (5,878)
                                                                              --------       --------
   Total shareholders' equity                                                  198,063        188,969
                                                                              --------       --------

   Total liabilities and shareholders' equity                                 $279,458       $226,356
                                                                              ========       ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                    -----------------

                                                      2000      1999
                                                    -------   -------
Revenues:
 Investment banking:
     Underwriting                                   $10,506   $ 3,171
     Corporate finance                                6,190     2,877
 Institutional brokerage:
     Principal transactions                           6,001     6,061
     Agency commissions                               5,676     2,819
 Asset management:
     Base management fees                             2,174     2,264
     Incentive allocations                           36,603        73
     Net investment gains (losses)                   (2,900)    2,261
 Interest, dividends and other                        1,993     2,543
                                                    -------   -------
     Total revenues                                  66,243    22,069
                                                    -------   -------

Expenses:
 Compensation and benefits                           46,223    14,238
 Business development and professional services       4,617     2,594
 Clearing and brokerage fees                          1,567     1,014
 Occupancy and equipment                              2,323     1,562
 Communications                                       1,181       924
 Interest expense                                       222       507
 Other operating expenses                             1,554     1,185
                                                    -------   -------
     Total expenses                                  57,687    22,024
                                                    -------   -------

Net income before taxes                               8,556        45
 Income tax provision                                 2,139        --
                                                    -------   -------
Net income                                          $ 6,417   $    45
                                                    =======   =======

Basic earnings per share                            $  0.13   $  0.00
                                                    =======   =======
Diluted earnings per share                          $  0.12   $  0.00
                                                    =======   =======

Weighted average shares outstanding:
 Basic                                               49,021    49,034
                                                    =======   =======
 Diluted                                             51,353    49,214
                                                    =======   =======




                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                            -------------------

                                                              2000       1999
                                                            --------    -------

Cash flows from operating activities:
  Net income                                                $  6,417    $    45
  Non-cash items included in earnings--
      Incentive allocations and net investment gains
        (losses) from long-term investments                  (33,703)    (2,334)
      Depreciation and amortization                            1,163        575
      Deferred income taxes                                    2,139         --
      Other                                                       --       (267)
  Changes in operating assets:
    Receivables--
      Investment banking                                      (8,450)      (242)
      Asset management fees                                   (1,206)        81
      Income taxes                                                --      7,495
      Affiliates                                              (4,424)        85
      Other                                                      406        339
    Due from clearing broker                                 (13,930)    (8,626)
    Marketable trading securities                               (678)       804
    Prepaid expenses and other assets                            259        100
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                           12,194       (417)
    Accounts payable and accrued expenses                         77     (2,281)
    Accrued compensation and benefits                         31,879      1,635
                                                            --------    -------
      Net cash used in operating activities                   (7,857)    (3,008)
                                                            --------    -------

Cash flows from investment activities:
  Purchases of fixed assets                                   (2,014)      (161)
  Purchases of long-term investments, net                       (341)    (2,677)
                                                            --------    -------
      Net cash used in investing activities                   (2,355)    (2,838)
                                                            --------    -------

Cash flows from financing activities:
  Repayments of long-term secured loans                         (142)      (135)
  Proceeds from issuance of common stock                         840         --
  Purchases of treasury stock                                     --     (2,415)
                                                            --------    -------
      Net cash provided by (used in) financing activities        698     (2,550)
                                                            --------    -------

Net decrease in cash and cash equivalents                     (9,514)    (8,396)
Cash and cash equivalents, beginning of period                43,743     46,827
                                                            --------    -------
Cash and cash equivalents, end of period                    $ 34,229    $38,431
                                                            ========    =======




                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


1.  Basis of Presentation:

    The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

2. Comprehensive Income:

   The components of comprehensive income are (in thousands):

                                                           Three Months
                                                          Ended March 31,
                                                          2000       1999
                                                         ------     ------
   Net income                                            $6,417     $  45
   Other comprehensive income:
    Net change in unrealized investment losses related
     to available-for-sale securities and investment
     in FBR Asset Investment Corporation                  1,837        --
                                                         ------     -----
   Comprehensive income                                  $8,254     $  45
                                                         ======     =====

3.  Long-Term Investments, Incentive Allocations and Net Investment Gains
(Losses):

   Long-term investments consist of the following (in thousands):

                                                    March 31,     December 31,
                                                      2000           1999
                                                    --------       --------
   Venture capital and other proprietary
     investment partnerships                         $121,199      $ 69,988
   FBR Asset Investment Corporation                    25,551        24,194
   Private debt and preferred equity investments       17,500        25,380
   Available-for-sale securities                        6,570        16,161
                                                     --------      --------
                                                     $170,820      $135,723
                                                     ========      ========

                      FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


3. Long-Term Investments, Incentive Allocations and Net Investment Gains (Losses), continued:

   FBR Technology Venture Partners, L.P. ("TVP")
   ---------------------------------------------

   As of March 31, 2000, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the March 31, 2000 closing price less discounts averaging 60% to reflect restrictions on liquidity including the size of the fund's holdings relative to the public market float and marketability. During the quarter ended March 31, 2000, the Company recorded incentive allocations of $36,661 and net investment gains of $4,326 related to its investment in TVP.

   FBR Asset Investment Corporation ("FBR-Asset")
   ----------------------------------------------

   During the quarter ended March 31, 2000, the Company recorded $1,834 of net investment gains in the statement of operations for its proportionate share of FBR-Asset's increase in net book value. The Company also recorded, in other comprehensive income, $599 of unrealized investment gains for its proportionate share of FBR-Asset's net unrealized gains related to available-for-sale securities. As of March 31, 2000, net unrealized loss related to FBR-Asset and included in the Company's accumulated other comprehensive loss has been reduced to $(2,406).

   Private Debt and Preferred Equity Investments
   ---------------------------------------------

   The Company holds private debt and preferred equity investments related to the formation of a business trust designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. During the quarter ended March 31, 2000, the Company recorded $(2,000) of investment losses related to a private debt investment. The Company also recorded $(5,880) of investment losses related to a preferred equity investment.

   Available-For-Sale Securities
   -----------------------------

   During the quarter ended March 31, 2000, the Company recorded $(550) of "other than temporary" loss in the statement of operations related to one available-for-sale investment. The Company also sold $10,278 of available-for-sale securities at a net realized investment loss of $(1,814). As of March 31, 2000, the unrealized losses related to available-for-sale securities are $(1,748) and are included in accumulated other comprehensive loss.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


4. Summarized Income Statement Information:

   The Company's investment in FBR Technology Venture Partners, L.P. ("TVP") of $80,076 represents 47% of the Company's total long-term investments and 29% of the Company's total assets as of March 31, 2000. The following table summarizes TVP's income statement information (in thousands):


                                                               Three Months
                                                              Ended March 31,
                                                              2000       1999
                                                            --------    -------

   Investment income                                        $     37    $     9
   Total expenses                                                323        351
                                                            --------    -------
   Net investment loss                                          (286)      (342)
   Unrealized appreciation (depreciation) of investments     183,567       (901)
   Realized gains                                             11,159         --
                                                            --------    -------
   Net income (loss)                                        $194,440    $(1,243)
                                                            ========    =======

   The Company's investment in FBR Asset Investment Corporation ("FBR-Asset") of $25,551 represents 15% of the Company's total long-term investments and 9% of the Company's total assets as of March 31, 2000. The following table summarizes FBR-Asset's income statement information (in thousands):

                                                 Three Months
                                                Ended March 31,
                                                 2000      1999
                                               -------    ------

   Gross revenues                              $ 6,323    $5,165
   Total expenses                                3,590     2,457
                                               -------    ------
   Net income before net investment losses       2,733     2,708
   Net investment losses                        (4,861)       --
                                               -------    ------
   Net income (loss)                           $(2,128)   $2,708
                                               =======    ======


5. Executive Officer Director Compensation:

   During 2000, the Company's executive officer directors are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). During the quarter ended March 31, 2000, the Company recorded $2,139 of executive officer director compensation, in accordance with the Plan, representing 20% of the Company's pre-tax income (before executive officer compensation accruals) for the quarter. Compensation, if any, related to the Plan will be paid subsequent to December 31, 2000.


6.  Income Taxes:

   As of March 31, 2000, the Company has net operating losses ("NOL") for tax purposes of approximately $43,000 that expire through 2020. The Company maintains a partial valuation allowance against the NOL and other deferred tax assets in general, because, based on the weight of available evidence, it is more likely than not that a portion of the deferred tax assets may not be realized. The valuation allowance includes consideration for the deferred tax asset related to unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss. During the quarter ended March 31, 2000, the Company reversed $1,516 of the valuation allowance recorded through earnings.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


7. Net Capital Requirements:

   The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. As of March 31, 2000, the broker-dealer subsidiaries had aggregate net capital of $23,818, which exceeded the requirement by $22,654.


8. Earnings Per Share and Options:

   Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive options.

   As of March 31, 2000 and 1999, respectively, 8,897,615 and 3,929,020 options to purchase shares of common stock were outstanding. As of March 31, 2000, 614,612 of the total outstanding options were exercisable. As of March 31, 1999, no outstanding options were exercisable.


9. Commitments and Contingencies:

   As of March 31, 2000, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


10. Segment Information:

    The Company considers its capital markets and asset management operations to be two separate reportable segments. Parent company assets, liabilities, income and expenses, such as cash equivalents, income taxes, interest income and executive officer compensation are not allocated to the segments and, therefore, are included in the "Other" column below. There are no significant revenue transactions between the segments. The following table illustrates the financial information for both segments for the periods presented (in thousands):

                                     Capital     Asset              Consolidated
                                     Markets   Management   Other      Totals
                                     -------   ----------   -----   ------------

Three Months Ended March 31, 2000
---------------------------------
   Total revenues                    $30,236      $35,980  $    27       $66,243
   Pre-tax income (loss)              (1,094)      12,271   (2,621)        8,556

Three Months Ended March 31, 1999
---------------------------------
   Total revenues                     16,456        5,501      112        22,069
   Pre-tax income (loss)              (2,262)       2,895     (588)           45


11.  Subsequent Event:

     Volatility of Venture Capital Portfolio
     ---------------------------------------

     The volatility of TVP's venture capital portfolio is illustrated by the decline in value of TVP's publicly traded securities from March 31, 2000 to May 10, 2000. The total public market value of these securities was approximately $1.0 billion on March 31, 2000 and was $463.4 million on May 10, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2000 and 1999, and the Notes thereto and the Company's 1999 Annual Report on Form 10-K.


BUSINESS ENVIRONMENT

   Our principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, venture capital, proprietary investments and asset management services) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the Internet and information technology, bank, financial services and real estate sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but, also, to the conditions affecting the companies and markets in our areas of focus.

   Our revenues, particularly from venture capital and private equity activities, capital raising, and asset management activities, are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the we focus. A significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the increase in value of securities held by the funds we manage. These increases in value included unrealized gains that may be reduced or reversed from one period to another. These securities are often illiquid and therefore, the value of these securities is subject to increased market risk. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

   The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading and investment banking services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities in the future, have increased the number of companies competing for a similar customer base.

   In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may chose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue.


RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

   Total revenues increased 200% from $22.1 million in 1999 to $66.2 million in 2000 primarily due to an increase in asset management revenue, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"), an increase in underwriting revenue, due to the completion of more managed transactions, and an increase in corporate finance revenues earned from merger and acquisition ("M&A") transactions.

Three months ended March 31, 2000 compared to three months ended March 31, 1999, continued

   Underwriting revenue increased 231% from $3.2 million in 1999 to $10.5 million in 2000. The increase is attributed to more managed transactions completed in 2000 and an increase in the average dollars raised from those transactions. During 2000, we managed 10 public offerings raising $2.8 billion and generating $10.5 million in revenues. During 1999, we managed 4 transactions raising $278.9 million and generating $3.2 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $69.7 million in 1999 to $282.8 million in 2000.

   Corporate finance revenue increased 115% from $2.9 million in 1999 to $6.2 million in 2000. This increase was primarily due to more M&A and other advisory services activity which generated revenues of $0.6 million in 1999 compared to $5.3 million in 2000. During the first quarter of 2000, we earned $3.0 million from the completion of one M&A transaction. This increase in M&A and other advisory services revenues was offset by a decrease in private placement revenue. In 1999, we completed 2 private placement transactions generating $2.3 million in revenues compared to the completion of 1 transaction in 2000 with revenues of $0.9 million.

   Agency commissions increased 101% from $2.8 million in 1999 to $5.7 million in 2000 primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration with our current institutional accounts through broader research coverage and sales services.

   Incentive allocations increased significantly from $0.1 million in 1999 to $36.6 million in 2000. Incentive allocations in 2000 are almost entirely related to TVP and primarily represent unrealized gains allocated as carried interest to our capital account in TVP. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. Thereafter, we are entitled to an allocation of 20% of the partnership's realized and unrealized gains and the remaining 80% is allocated
to the limited partners on a pro-rata basis.   To the extent that TVP holds
securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. All such securities reflect the March 31, 2000 closing price less discounts averaging 60% to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly.

   Net investment gains (losses) changed from $2.3 million in 1999 to $(2.9) million in 2000. During 1999, $1.7 million of net investment gains were generated from investments in our managed partnerships and $0.6 million of net investment gains were generated from our investment in FBR Asset Investment Corporation ("FBR-Asset"). Net investment gains in 2000 include gross gains of $8.1 million offset by losses of $(11.0) million as follows: $5.5 million of gains related to investments in our managed partnerships, of which $4.3 million related to our investment in TVP; $(7.9) million of unrealized losses related to private, mezzanine investments in preferred stock and debt; $1.8 million of gains related to our investment in FBR-Asset; $(1.8) million of realized losses related to the sale of available-for-sale securities; and $(0.5) million of "other than temporary" unrealized depreciation related to an available-for-sale security. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(4.2) million as of March 31, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Three months ended March 31, 2000 compared to three months ended March 31, 1999, continued

   Net interest and dividends (net of interest expense) decreased 13% from $2.0 million in 1999 to $1.8 million in 1999. This decrease is primarily due to a decrease in our trading inventory from which dividend income may be earned. During 1999, we recorded $0.3 million of dividend income compared to none in 2000 due to the decrease in inventory.

   Total expenses increased 162% from $22.0 million in 1999 to $57.7 million in 2000 due primarily to an increase in compensation and benefits expense described below.

   Compensation and benefits expense increased 225% from $14.2 million in 1999 to $46.2 million in 2000. This increase was primarily due to increased compensation associated with our venture capital funds, higher executive officer bonus accruals, and higher compensation related to the increase in investment banking and sales activity. During 2000, we recorded $36.7 million of incentive allocations related to our investment in TVP. The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive allocations. For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded. Also during 1999, we recorded bonus accruals of $0.8 million for our three executive officer directors compared to $2.1 million in 2000.

   Business development and professional services increased 78% from $2.6 million in 1999 to $4.6 million in 2000 primarily due to an increase in travel and consulting expenses associated primarily with the increase in investment banking activity.

   Clearing and brokerage fees increased 55% from $1.0 million in 1999 to $1.6 million in 2000 due to the increase in the volume of sales activity, primarily listed and agency trades. As a percentage of principal sales credits and agency commissions revenue, clearing and brokerage fees increased from 10.0% in 1999 to 12.1% in 2000 due primarily to higher total fees paid to fbr.com's clearing broker (as a percentage of institutional brokerage revenue).

   Occupancy and equipment expense increased 49% from $1.6 million in 1999 to $2.3 million in 2000 primarily due to the increase in depreciation expense related to software, computer and telecommunications equipment and furniture for fbr.com's operations. Depreciation and amortization expense increased $0.6 million in 2000 compared to 1999.

   Communications expense increased 28% from $0.9 million in 1999 to $1.2 million in 2000 due to a $0.2 million increase in telecommunications expenses and a $0.1 million increase in costs associated with an upgrade of our broker-dealer trading system.

   Other operating expenses increased 31% from $1.2 million in 1999 to $1.6 million in 2000 due to an increase in expenses associated with the maintenance and operation of software and office equipment. In addition, in 1999, we reduced $0.2 million of bad debt expense due to a change in the status of an unsecured customer account.


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

   Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of March 31, 2000, liquid assets consisted primarily of cash and cash equivalents of $34.2 million and a receivable for cash on deposit with Friedman, Billings, Ramsey & Co.'s ("FBRC") clearing broker. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $6.8 million in marketable securities in our trading accounts. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $6.0 million as of March 31, 2000 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of FBRC's clearing broker that is allowable for net capital purposes. The agreement expires in December 2000.

   Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are mostly in publicly traded, equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements.

   FBRC and FBR Investment Services, Inc. ("FBRIS") as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. As such, they are subject to the minimum net capital requirements promulgated by the SEC. FBRC's and FBRIS' regulatory net capital has historically exceeded these minimum requirements. As of March 31, 2000, FBRC was required to maintain minimum regulatory net capital of $1.1 million and had total regulatory net capital of $23.0 million which was $21.9 million in excess of its requirement. As of March 31, 2000, FBRIS was required to maintain minimum regulatory net capital of $0.1 million and had total regulatory net capital of $0.8 million which was $0.7 million in excess of its requirement. Regulatory net capital requirements increase when FBRC and FBRIS are involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC and FBRIS.

   As of March 31, 2000, we had net operating losses ("NOL") for tax purposes of $43.0 million that expire through 2020. We maintain a partial valuation allowance related to the NOL and deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized.

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

   We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of March 31, 2000. 325,000 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.

   As of March 31, 2000, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 2000, we recorded, in earnings, net realized and unrealized losses from our investments of $2.9 million and incentive allocations from realized and unrealized gains in investment partnerships, including venture capital, of $36.7 million. We also maintain, as a separate component of shareholders' equity, $4.2 million of accumulated other comprehensive loss, representing $1.8 million of unrealized losses on our direct investments and $2.4 million of unrealized losses related to our investment in the REIT. As of March 31, 2000, the recorded value of our long-term investment securities was $170.8 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $17.1 million.


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

                                         Number of  Exercise  March 31, 2000  Expiration
                                         Warrants    Price    Closing Price      Date
                                         ---------  --------  --------------  ----------
Capital Automotive REIT                    894,464   $15.000        $12.0000    02/12/03
East West Bank                             232,500    10.000         11.0625    06/12/03
Local Financial Corporation                382,000    10.000          8.5625    09/08/02
PlanetClick, Inc.                          125,000     3.200               *    06/30/04
Styling Technology Corporation              71,050    12.000              **    11/21/01
FBR Asset Investment Corporation           970,805    20.000         11.0000    12/11/07
Xypoint Corporation                        285,107     2.100               *    07/10/03
Vcampus Corporation (formerly UOLP)         36,500     4.625         10.7500    09/16/03
Resource Asset Investment Trust             99,292    15.000         10.7500    01/08/03
American Home Mortgage Holdings, Inc.      125,000     7.800          6.3750    09/30/04
Ultraprise Corporation                     394,742     2.533               *    12/22/04
The Bancorp.com                             28,093    10.000               *    10/13/04
World Web, Ltd.                            593,333     1.500               *    12/13/04

* The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.
**  This security was not trading on March 31, 2000.


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


Item 3.  Changes in Information about Market Risk

   None.

Forward-Looking Statements

   This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2000 and especially the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition".


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               (27) Financial data schedule

         (b)   Reports on Form 8-K
               .  April 20, 2000:   First quarter 2000 results


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Friedman, Billings, Ramsey Group, Inc.

       05/12/00       By:  /s/ Kurt R. Harrington
   ----------------      ------------------------------------------------
         Date            Kurt R. Harrington, Senior Vice President and Chief
                         Financial Officer (Principal Financial and Accounting
                         Officer)


EXHIBIT INDEX

EXHIBIT 27.01         Financial Data Schedule