Form 10-Q
period 2000-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2000-08-14
CIK 1048750

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 (703) 312-9500
              (Registrant's telephone number including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title                                   Outstanding

Class A Common Stock                    15,470,188 shares as of July 31, 2000
Class B Common Stock                    33,733,529 shares as of July 31, 2000

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                           Page Number (s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
            June 30, 2000 and December 31, 1999                      3

         Consolidated Statements of Operations-
            Three Months Ended June 30, 2000 and 1999                4
            Six Months Ended June 30, 2000 and 1999                  5

         Consolidated Statements of Cash Flows-
            Six Months Ended June 30, 2000 and 1999                  6

         Notes to Consolidated Financial Statements                 7-11

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    12-19

Item 3.  Changes in Information about Market Risk                   19

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders       19-20

Item 6.  Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                          20

EXHIBIT INDEX                                                       20

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                            (Unaudited)
                                                                              June 30,    December 31,
                                                                                2000         1999
                                                                              --------    ------------
ASSETS
 Cash and cash equivalents                                                    $ 45,502       $ 43,743
 Receivables:
   Investment banking                                                            6,353          4,273
   Asset management fees                                                           388          3,112
   Affiliates                                                                    4,026          1,339
   Other                                                                         1,683          1,698
 Due from clearing broker                                                       18,439         13,472
 Marketable trading securities, at market value:
   Corporate equities                                                            5,864          4,193
   Corporate bonds                                                               2,088          1,944
 Long-term investments                                                         184,368        135,723
 Deferred tax asset                                                                  -          2,402
 Prepaid expenses and other assets                                               2,342          3,149
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $8,143 and $5,798, respectively                                              11,783         11,308
                                                                              --------       --------
   Total assets                                                               $282,836       $226,356
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:
   Corporate equities                                                         $  3,573       $  3,015
   Corporate bonds                                                                 553             14
 Accounts payable and accrued expenses                                           7,266          8,869
 Accrued compensation and benefits                                              66,735         24,130
 Long-term secured loans                                                         1,072          1,359
                                                                              --------       --------
   Total liabilities                                                            79,199         37,387
                                                                              --------       --------

 Commitments and contingencies (Note 9)                                              -              -

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                       -              -
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 16,547,323 and 14,304,026 issued, respectively                      166            143
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   33,733,529 and 35,799,729 issued and outstanding, respectively                  337            358
 Additional paid-in capital                                                    209,741        208,678
 Treasury stock, at cost, 1,077,135 and 1,143,027 shares, respectively          (7,858)        (8,341)
 Accumulated other comprehensive loss                                           (4,568)        (5,991)
 Retained earnings (deficit)                                                     5,819         (5,878)
                                                                              --------       --------
   Total shareholders' equity                                                  203,637        188,969
                                                                              --------       --------
   Total liabilities and shareholders' equity                                 $282,836       $226,356
                                                                              ========       ========


                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                     Three Months
                                                    Ended June 30,
                                                   ----------------
                                                     2000     1999
                                                   -------  -------
Revenues:
 Investment banking:
     Underwriting                                  $ 1,205  $ 9,245
     Corporate finance                               8,741    5,820
     Investment gains                                    -    2,148
 Institutional brokerage:
     Principal transactions                         12,788    6,804
     Agency commissions                              4,627    3,749
 Asset management:
     Base management fees                            2,206    2,052
     Incentive allocations                           7,849      470
     Net investment income                           3,768    6,985
 Interest, dividends and other                       2,352    3,106
                                                   -------  -------
     Total revenues                                 43,536   40,379
                                                   -------  -------

Expenses:
 Compensation and benefits                          25,209   22,109
 Business development and professional services      4,391    5,908
 Clearing and brokerage fees                         1,539    1,195
 Occupancy and equipment                             2,373    1,422
 Communications                                      1,267      913
 Interest expense                                      319      494
 Other operating expenses                            2,373    2,489
                                                   -------  -------
     Total expenses                                 37,471   34,530
                                                   -------  -------

Net income before taxes                              6,065    5,849
 Income tax provision                                  785        -
                                                   -------  -------
Net income                                         $ 5,280  $ 5,849
                                                   =======  =======

Basic and diluted earnings per share                 $0.11    $0.12
                                                   =======  =======

Weighted average shares outstanding:
 Basic                                              49,106   48,692
                                                   =======  =======
 Diluted                                            50,065   49,703
                                                   =======  =======


                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                        Six Months
                                                      Ended June 30,
                                                   --------------------
                                                     2000        1999
                                                   --------     -------
Revenues:
 Investment banking:
     Underwriting                                  $ 11,711     $12,416
     Corporate finance                               14,931       8,697
     Investment gains                                     -       2,148
 Institutional brokerage:
     Principal transactions                          18,789      12,865
     Agency commissions                              10,303       6,568
 Asset management:
     Base management fees                             4,380       4,316
     Incentive allocations                           44,452         543
     Net investment income                              868       9,246
 Interest, dividends and other                        4,345       5,649
                                                   --------     -------
     Total revenues                                 109,779      62,448
                                                   --------     -------

Expenses:
 Compensation and benefits                           71,432      36,347
 Business development and professional services       9,008       8,502
 Clearing and brokerage fees                          3,106       2,209
 Occupancy and equipment                              4,696       2,984
 Communications                                       2,448       1,837
 Interest expense                                       541       1,001
 Other operating expenses                             3,927       3,674
                                                   --------     -------
     Total expenses                                  95,158      56,554
                                                   --------     -------

Net income before taxes                              14,621       5,894
 Income tax provision                                 2,924           -
                                                   --------     -------
Net income                                         $ 11,697     $ 5,894
                                                   ========     =======

Basic earnings per share                           $   0.24     $  0.12
                                                   ========     =======
Diluted earnings per share                         $   0.23     $  0.12
                                                   ========     =======

Weighted average shares outstanding:
 Basic                                               49,064      48,862
                                                   ========     =======
 Diluted                                             50,996      49,564
                                                   ========     =======


                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                  Six Months
                                                                Ended June 30,
                                                             --------------------
                                                               2000       1999
                                                             --------   --------
Cash flows from operating activities:
  Net income                                                 $ 11,697   $  5,894
  Non-cash items included in earnings--
      Incentive allocations and net investment income
        from long-term investments                            (45,320)   (10,351)
      Depreciation and amortization                             2,435      1,093
      Deferred income taxes                                     2,924          -
      Other                                                         -       (321)
  Changes in operating assets:
    Receivables--
      Investment banking                                       (2,080)    (1,205)
      Asset management fees                                     2,768     (1,096)
      Income taxes                                                  -      7,495
      Affiliates                                                  (63)         9
      Other                                                       822        396
    Due from clearing broker                                   (4,967)   (18,584)
    Marketable trading securities                              (1,147)     4,470
    Prepaid expenses and other assets                             243        245
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                             1,097       (262)
    Accounts payable and accrued expenses                      (1,603)     4,188
    Accrued compensation and benefits                          42,605      2,301
                                                             --------   --------
      Net cash provided by (used in) operating activities       9,411     (5,728)
                                                             --------   --------

Cash flows from investment activities:
  Purchases of fixed assets                                    (2,868)      (954)
  Purchases of long-term investments, net                      (6,045)      (145)
                                                             --------   --------
      Net cash used in investing activities                    (8,913)    (1,099)
                                                             --------   --------

Cash flows from financing activities:
  Repayments of long-term secured loans                          (287)      (272)
  Proceeds from issuance of common stock                        1,065          -
  Issuance of treasury stock                                      483          -
  Purchases of treasury stock                                       -     (1,634)
                                                             --------   --------
      Net cash provided by (used in) financing activities       1,261     (1,906)
                                                             --------   --------

Net increase (decrease) in cash and cash equivalents            1,759     (8,733)
Cash and cash equivalents, beginning of period                 43,743     46,827
                                                             --------   --------
Cash and cash equivalents, end of period                     $ 45,502   $ 38,094
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

2.  Comprehensive Income:

    The components of comprehensive income are (in thousands):


                                                              Three Months              Six Months
                                                             Ended June 30,            Ended June 30,
                                                             2000      1999          2000         1999
                                                           ------   -------        -------      -------
   Net income                                              $5,280   $ 5,849        $11,697      $ 5,894
   Other comprehensive income:
    Net change in unrealized investment gains (losses)
     related to available-for-sale securities and
     investment in FBR Asset Investment Corporation          (414)    4,347          1,423       (3,309)
                                                           ------   -------        -------      -------
   Comprehensive income                                    $4,866   $10,196        $13,120      $ 2,585
                                                           ======   =======        =======      =======


3.  Long-Term Investments, Incentive Allocations and Net Investment Income:

    Long-term investments consist of the following (in thousands):


                                                        June 30,   December 31,
                                                         2000         1999
                                                       --------    -----------
   Venture capital and other proprietary
     investment partnerships                           $133,710      $ 69,988
   FBR Asset Investment Corporation                      27,527        24,194
   Private debt and preferred equity investments         17,840        25,380
   Available-for-sale securities                          5,291        16,161
                                                       --------      --------
                                                       $184,368      $135,723
                                                       ========      ========

                      FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


3. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

    FBR Technology Venture Partners, L.P. ("TVP")
    ---------------------------------------------

    As of June 30, 2000, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the June 30, 2000 closing price less discounts averaging 43% to reflect restrictions on liquidity including the size of the fund's holdings relative to the public market float and marketability. During the quarter ended June 30, 2000, the Company recorded incentive allocations of $7,790 and net investment income of $546 related to its investment in TVP.

    FBR Asset Investment Corporation ("FBR-Asset")
    ----------------------------------------------

    During the quarter ended June 30, 2000, the Company recorded $1,916 of net investment income in the statement of operations for its proportionate share of FBR-Asset's increase in net book value. The Company also recorded, in other comprehensive income, $866 of unrealized investment income for its proportionate share of FBR-Asset's net unrealized gains related to available-for-sale securities. As of June 30, 2000, the net unrealized loss related to FBR-Asset and included in the Company's accumulated other comprehensive loss has been reduced to $(1,540).

    Available-For-Sale Securities
    -----------------------------

    As of June 30, 2000, the unrealized losses related to available-for-sale securities have increased to $(3,028) and are included in accumulated other comprehensive loss.


4.  Summarized Income Statement Information:

    The Company's investment in TVP of $87,570 represents 47% of the Company's total long-term investments and 31% of the Company's total assets as of June 30, 2000. The following table summarizes TVP's income statement information (in thousands):


                                                  Three Months                   Six Months
                                                 Ended June 30,                Ended June 30,
                                                2000       1999             2000          1999
                                              -------    -------          --------       -------
   Investment income                          $    86    $    10          $    123       $    20
   Total expenses                                 326        384               649           735
                                              -------    -------          --------       -------
   Net investment loss                           (240)      (374)             (526)         (715)
   Unrealized appreciation of investments          29     44,283           183,596        43,381
   Net realized gains on investments           28,663          -            39,822             -
                                              -------    -------          --------       -------
   Net income                                 $28,452    $43,909          $222,892       $42,666
                                              =======    =======          ========       =======


   The Company's investment in FBR-Asset of $27,527 represents 15% of the Company's total long-term investments and 10% of the Company's total assets as of June 30, 2000. The following table summarizes FBR-Asset's income statement information (in thousands):

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


4. Summarized Income Statement Information, continued:


                                                 Three Months               Six Months
                                                Ended June 30,             Ended June 30,
                                                2000      1999         2000         1999
                                               ------    ------       -------      -------
   Gross revenues                              $5,914    $5,420       $12,237      $10,585
   Total expenses                               3,065     2,341         6,655        4,798
                                               ------    ------       -------      -------
   Net income before net investment income
    (loss)                                      2,849     3,079         5,582        5,787
   Net investment income (loss)                  (118)      743        (4,979)         743
                                               ------    ------       -------      -------
   Net income                                  $2,731    $3,822       $   603      $ 6,530
                                               ======    ======       =======      =======


5.  Executive Officer Director Compensation:

    During 2000, the Company's executive officer directors are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). As of June 30, 2000, the Company accrued $3,655 of executive officer director compensation, in accordance with the Plan, representing 20% of the Company's pre-tax income (before executive officer director compensation accruals) for the quarter. Compensation, if any, related to the Plan will be paid subsequent to December 31, 2000.


6.  Income Taxes:

    As of June 30, 2000, the Company has net operating losses ("NOL") for tax purposes of approximately $39,000 that expire through 2020. The Company maintains a partial valuation allowance against the NOL and other deferred tax assets in general, because based on the weight of available evidence, it is more likely than not that a portion of the deferred tax assets may not be realized. The valuation allowance includes consideration for the deferred tax asset related to unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss. For the six months ended June 30, 2000, the Company reversed $3,321 of the valuation allowance recorded through earnings.


7.  Net Capital Requirements:

    The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of June 30, 2000, the broker-dealer subsidiaries had aggregate net capital of $29,925, which exceeded the requirements by $27,696.


8.  Earnings Per Share and Options:

    Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive options.

    As of June 30, 2000 and 1999, respectively, 8,321,191 and 5,999,880 options to purchase shares of common stock were outstanding. As of June 30, 2000, 962,917 of the total outstanding options were exercisable. As of June 30, 1999, no outstanding options were exercisable.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


9.  Commitments and Contingencies:

    As of June 30, 2000, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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


10. Employee Stock Purchase Plan:

    On June 30, 2000, the Company issued 90,938 shares of Class A Common Stock to employees in accordance with the 1997 Employee Stock Purchase Plan. Of these shares, 65,892 were previously repurchased Class A Common Stock and 25,046 were newly issued Class A Common Stock. The shares were issued at a per share price of $6.69, representing 85% of the market value of the Company's common stock on January 1, 2000 (the first day of the offering period). Differences between the average cost of the treasury stock and the sales price of the shares issued are charged to additional paid-in capital.


11. Segment Information:

    The Company considers its capital markets, asset management operations and online financial services to be three separate reportable segments. Parent company assets, liabilities, income and expenses, such as cash equivalents, income taxes, interest income and executive officer director compensation are not allocated to the segments and, therefore, are included in the "Other" column in 1999. During 2000, the Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, has presented segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


11.  Segment Information, continued:

                                                                Online
                                       Capital      Asset     Financial             Consolidated
                                       Markets    Management   Services    Other       Totals
                                     -----------  ----------  ----------  --------  ------------

Three Months Ended June 30, 2000
-----------------------------------
   Total revenues                       $26,979      $16,374    $   183   $     -       $ 43,536
   Pre-tax income (loss)                  1,732        6,004     (1,671)        -          6,065

Three Months Ended June 30, 1999
-----------------------------------
   Total revenues                        29,562       10,194          -       623         40,379
   Pre-tax income (loss)                  1,366        7,583     (1,083)   (2,017)         5,849


                                                                Online
                                       Capital       Asset     Financial             Consolidated
                                       Markets    Management   Services     Other      Totals
                                    - ---------   ----------  ----------   -------  ------------
Six Months Ended June 30, 2000
-----------------------------------
   Total revenues                        57,968       51,318        493         -        109,779
   Pre-tax income (loss)                  5,142       12,625     (3,146)        -         14,621

Six Months Ended June 30, 1999
-----------------------------------
   Total revenues                        46,018       15,695          -       735         62,448
   Pre-tax income (loss)                   (896)      10,478     (1,083)   (2,605)         5,894


12. Subsequent Event:

    The volatility of TVP's venture capital portfolio is illustrated by the fluctuation in value of TVP's publicly traded securities through July 31, 2000. For example, the total public market value of these securities was approximately $463.4 million on May 10, 2000, $678.0 million on June 30, 2000 and was $526.7 million on July 31, 2000. As explained in footnote 3, the valuation, for financial reporting purposes, of these securities reflects a discount from the public market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2000 and 1999, and the Notes thereto and the Company's 1999 Annual Report on Form 10-K.


BUSINESS ENVIRONMENT

    Our principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, venture capital, proprietary investments and asset management services) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the Internet and information technology, bank, financial services and real estate sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but, also, to the conditions affecting the companies and markets in our areas of focus. In the second quarter, there was a decrease in new issues underwritten and an increase in the volatility of the secondary markets in the technology sector.

    Our revenues, particularly from venture capital and private equity activities, capital raising, and asset management activities, are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. A significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the increase in value of securities held by the funds we manage. These increases in value included unrealized gains that may be reduced or reversed from one period to another. These securities are often illiquid and, therefore, the value of these securities is subject to increased market risk. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

    The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading and investment banking services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities in the future, have increased the number and size of companies competing for a similar customer base.

    In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue.


RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

    The Company's revenues increased 8% from $40.4 million in 1999 to $43.5 million in 2000 primarily due to an increase in institutional brokerage revenue from principal transactions and asset management revenue, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP") offset by a decrease in investment banking revenues due to the completion of fewer underwriting transactions.

Three months ended June 30, 2000 compared to three months ended June 30, 1999, continued

    Underwriting revenue decreased 87% from $9.2 million in 1999 to $1.2 million in 2000. The decrease is attributed to fewer managed transactions completed in 2000 due to reduced activity in the markets for securities of companies in which the Company focuses and a decrease in the average dollars raised from those transactions completed. During 2000, the Company managed two public offerings raising $65.3 million and generating $1.2 million in revenues. During 1999, we managed seven transactions raising $513 million and generating $9.2 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $73.3 million in 1999 to $32.7 million in 2000.

    Corporate finance revenue increased 50% from $5.8 million in 1999 to $8.7 million in 2000 primarily due to an increase in the transaction size of private placement and M&A transactions. During the second quarter of 1999, we completed two private placement transactions generating $0.7 million in revenues compared to one completed private placement transaction generating $3.6 million in revenues during the second quarter of 2000. M&A and advisory service revenues remained constant at $5.1 million in 1999 and 2000, however, we completed three M&A transactions in 1999 compared to two in 2000. Additionally, in 1999, as part of a M&A engagement, the Company sold warrants that had been previously received as part of a capital raising transaction resulting in a gain of $2.1 million.

    Institutional brokerage revenue from principal transactions increased 88% from $6.8 million in 1999 to $12.8 million in 2000 primarily due to an increase in the Company's penetration of large institutional accounts and to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

    Institutional brokerage agency commissions increased 23% from $3.7 million in 1999 to $4.6 million in 2000 primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration with our current institutional accounts through broader research coverage and sales services.

    Asset management incentive allocations increased significantly from $0.5 million in 1999 to $7.8 million in 2000. Incentive allocations in 2000 are almost entirely related to TVP and primarily represent unrealized gains allocated as carried interest to our capital account in TVP. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. To the extent that TVP holds securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. All such securities reflect the June 30, 2000 closing price less discounts averaging 43% to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly and make adjustments as appropriate.

    Asset management net investment income decreased 46% from $7.0 million in 1999 to $3.8 million in 2000. During 1999, $4.9 million of net investment income was generated from investments in our managed partnerships and $2.0 million of net investment income was generated from our investment in FBR Asset Investment Corporation ("FBR-Asset"). Net investment income in 2000 included $1.9 million of net investment income from investments in our managed partnerships and $1.9 million of net investment income generated from our investment in FBR-Asset. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(4.6) million as of June 30, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity investments are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Three months ended June 30, 2000 compared to three months ended June 30, 1999, continued

    Net interest, dividends, and other revenue (net of interest expense) decreased 22% from $2.6 million in 1999 to $2.0 million in 2000 primarily due to $0.7 million of miscellaneous income recorded in 1999. Interest income (net of interest expense) increased from $1.8 million in 1999 to $2.0 million in 2000 due to reduced interest expense on our trading accounts. During 1999, we recorded $0.1 million of dividend income compared to none in 2000 due to a decrease in trading inventory from which dividend income may be earned.

    Total expenses increased 9% from $34.5 million in 1999 to $37.5 million in 2000 due primarily to an increase in compensation and benefits expense, an increase in clearing and brokerage fees, and an increase in occupancy and equipment offset by a decrease in investment banking expense.

    Compensation and benefits expense increased 14% from $22.1 million in 1999 to $25.2 million in 2000. This increase was primarily due to increased compensation associated with our venture capital funds. During the quarter ended June 30, 2000, we recorded $7.8 million of incentive allocations related to our investment in TVP. The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive allocations. For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded.

    Business development and professional services decreased 26% from $5.9 million in 1999 to $4.4 million in 2000 primarily due to a decrease in travel and consulting expenses associated primarily with the decrease in underwriting activity.

    Clearing and brokerage fees increased 29% from $1.2 million in 1999 to $1.5 million in 2000 due to the increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 11% in 1999 to 9% in 2000 due primarily to the increase in principal transactions.

    Occupancy and equipment expense increased 67% from $1.4 million in 1999 to $2.4 million in 2000 primarily due to the increase in depreciation and amortization expense related to software, computer and telecommunications equipment for fbr.com's operations. Depreciation and amortization expense increased $0.7 million in 2000 compared to 1999.

    Communications expense increased 39% from $0.9 million in 1999 to $1.3 million in 2000 due to an increase in telecommunications expenses and an increase in costs associated with an upgrade of our broker-dealer trading system.

    Other operating expenses decreased 5% from $2.5 million in 1999 to $2.4 million in 2000 due to a reduction of overhead costs and lower litigation accruals.


RESULTS OF OPERATIONS

Six months ended June 30, 2000 compared to six months ended June 30, 1999

    The Company's revenues increased 76% from $62.4 million in 1999 to $109.8 million in 2000 primarily due to an increase in asset management revenue, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"), and an increase in revenue from institutional brokerage in principal transactions and agency commissions offset by a decrease in net investment income.

Six months ended June 30, 2000 compared to six months ended June 30, 1999, continued

    Underwriting revenue decreased 6% from $12.4 million in 1999 to $11.7 million in 2000. During 2000, we managed twelve public offerings raising $2.9 billion and generating $11.7 million in revenues. During 1999, we managed eleven public offerings raising $791.9 million and generating $12.4 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $72.0 million in 1999 to $241.1 million in 2000.

    Corporate finance revenue increased 72% from $8.7 million in 1999 to $14.9 million in 2000 primarily due to an increase in the transaction size of private placement and M&A transactions. During 1999, we completed four private placement transactions generating $3.0 million in revenues compared to two completed private placements during 2000 that generated $4.8 million in revenues. We completed five M&A transactions in both 1999 and 2000, however, revenues from M&A and advisory services increased from $5.7 million in 1999 to $10.1 million in 2000. Additionally, in 1999, as part of a M&A engagement, the Company sold warrants that had been previously received as part of a capital raising transaction resulting in a gain of $2.1 million.

    Institutional brokerage revenue from principal transactions increased 46% from $12.9 million in 1999 to $18.8 million in 2000 primarily due to an increase in the Company's penetration of large institutional accounts and to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

    Institutional brokerage agency commissions increased 57% from $6.6 million in 1999 to $10.3 million in 2000 primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration with our current institutional accounts through broader research coverage and sales services.

    Asset management incentive allocations increased significantly from $0.5 million in 1999 to $44.5 million in 2000. Incentive allocations in 2000 are almost entirely related to TVP and primarily represent unrealized gains allocated as carried interest to our capital account in TVP. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. To the extent that TVP holds securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. As of June 30, 2000, all such securities reflect the June 30, 2000 closing price less discounts averaging 43% to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly and make adjustments as appropriate.

    Asset management net investment income decreased 91% from $9.2 million in 1999 to $0.9 million in 2000. During 1999, $6.6 million of net investment income was generated from investments in our managed partnerships and $2.6 million of net investment income was generated from our investment in FBR-Asset. Net investment income in 2000 included $7.4 million of net investment income from investments in our managed partnerships, $1.4 million of net investment income generated from our investment in FBR-Asset offset by $(7.9) million in write-downs of our private debt investments. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(4.6) million as of June 30, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity investments are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Six months ended June 30, 2000 compared to six months ended June 30, 1999, continued

    Net interest, dividends, and other revenue (net of interest expense) decreased 18% from $4.6 million in 1999 to $3.8 million in 2000 primarily due to $0.7 million of miscellaneous income recorded in 1999. Interest income (net of interest expense) increased from $3.4 million in 1999 to $3.7 million in 2000 due to reduced interest expense on our trading accounts. During 1999, we recorded $0.3 million of dividend income compared to none in 2000 due to a decrease in trading inventory from which dividend income may be earned.

    Total expenses increased 68% from $56.6 million in 1999 to $95.2 million in 2000 due primarily to an increase in compensation and benefits expense, an increase in clearing and brokerage fees, and an increase in occupancy and equipment expense.

    Compensation and benefits expense increased 97% from $36.3 million in 1999 to $71.4 million in 2000. This increase was primarily due to increased compensation associated with our venture capital funds, and to a lesser degree higher executive officer director bonus accruals and higher compensation related to the increase in investment banking and sales activity. During 2000, we recorded $44.5 million of incentive allocations related to our investment in TVP. The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive allocations. For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded. Also during 1999, we recorded bonus accruals of $3.4 million for our executive officer directors compared to $3.7 million in 2000.

    Business development and professional services increased 6% from $8.5 million in 1999 to $9.0 million in 2000 primarily due to an increase in corporate travel, consulting and legal expenses supporting institutional brokerage and asset management activities offset by a decrease in travel and consulting expenses associated with investment banking activity.

    Clearing and brokerage fees increased 41% from $2.2 million in 1999 to $3.1 million in 2000 due to the increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees remained unchanged at 11% in 1999 and 2000.

    Occupancy and equipment expense increased 57% from $3.0 million in 1999 to $4.7 million in 2000 primarily due to the increase in depreciation and amortization expense related to software, computer and telecommunications equipment for fbr.com's operations. Depreciation and amortization expense increased $1.3 million in 2000 compared to 1999.

    Communications expense increased 33% from $1.8 million in 1999 to $2.4 million in 2000 due to an increase in telecommunications expenses and an increase in costs associated with an upgrade of our broker-dealer trading system.

    Other operating expenses increased 7% from $3.7 million in 1999 to $3.9 million in 2000 due to an increase in expenses associated with the maintenance and operation of software and office equipment offset by a reduction of overhead costs and lower litigation accruals.


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

    Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of June 30, 2000, liquid assets consisted primarily of cash and cash equivalents of $45.5 million and a $18.4 million receivable for cash on deposit with the Company's clearing broker. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $8.0 million in marketable securities in our trading accounts. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $12.6 million as of June 30, 2000 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of the Company's clearing broker that is allowable for net capital purposes. The agreement expires in December 2000.

    Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are mostly in publicly traded, equity and debt investments, some of which may be restricted due to contractual "lock-up" requirements. The Company is continually evaluating and implementing various strategies designed to minimize its risk of loss from potential market declines of securities underlying its long-term investments.

    As of June 30, 2000, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 2000, we recorded, in earnings, net realized and unrealized losses from our investments of $0.9 million and incentive allocations from realized and unrealized gains in investment partnerships, including venture capital, of $44.5 million. We also maintain, as a separate component of shareholders' equity, $4.6 million of accumulated other comprehensive loss, representing $0.1 million of unrealized gains on our direct investments and $4.7 million of unrealized losses related to our investment in the REIT. As of June 30, 2000, the recorded value of our long-term investment securities was $184.4 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $18.4 million.

    FBRC and FBR Investment Services, Inc. ("FBRIS") as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. As such, they are subject to the minimum net capital requirements promulgated by the SEC. FBRC's and FBRIS' regulatory net capital has historically exceeded these minimum requirements. As of June 30, 2000, FBRC was required to maintain minimum regulatory net capital of $1.3 million and had total regulatory net capital of $26.6 million which was $25.3 million in excess of its requirement. As of June 30, 2000, FBRIS was required to maintain minimum regulatory net capital of $0.1 million and had total regulatory net capital of $2.1 million which was $2.0 million in excess of its requirement. Regulatory net capital requirements increase when FBRC and FBRIS are involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC and FBRIS. Friedman, Billings, Ramsey International Limited ("FBRIL") as a U.K. broker-dealer, is subject to the net capital rules of the Securities and Futures Authority. As of June 30, 2000, FBRIL was required to maintain minimum regulatory net capital of $0.8 million and had total regulatory net capital of $1.1 million which was $0.3 million in excess of its requirement.

    As of June 30, 2000, we had net operating losses ("NOL") for tax purposes of approximately $39.0 million that expire through 2020. We maintain a partial valuation allowance related to the NOL and deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized.

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

    We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of June 30, 2000. 390,892 of the repurchased shares were issued to employees pursuant to our Employee Stock Purchase Plan.


WARRANTS

    In connection with various public and private capital raising transactions, we have received and hold the following warrants for stock of the issuing corporation. The exercise price for each warrant is set at the offering price of the underlying stock in the relevant capital raising transaction. Due to the restrictions on the warrants and the underlying securities, we carry the warrants at nominal values, and recognize profits, if any, only when realized.

                                         Number of  Exercise  June 30, 2000  Expiration
                                         Warrants    Price    Closing Price     Date
                                         ---------  --------  -------------  ----------
Access Data                                222,182   $ 1.650              *    03/29/05
Capital Automotive REIT                    894,464    15.000        14.1250    12/12/03
East West Bank                             232,500    10.000        14.3750    06/12/03
Local Financial Corporation                382,000    10.000         8.3438    09/08/02
PlanetClick, Inc.                           50,764     3.200              *    06/30/04
Styling Technology Corporation              71,050    12.000             **    11/21/01
FBR Asset Investment Corporation           970,805    20.000        14.5000    12/11/07
Xypoint Corporation                        285,107     2.100              *    07/10/03
Vcampus Corporation (formerly UOLP)         18,500     4.625         8.7500    09/16/03
Resource Asset Investment Trust             99,292    15.000        11.0000    01/08/03
American Home Mortgage Holdings, Inc.      125,000     7.800         4.5625    09/30/04
Ultraprise Corporation                     234,427     2.533              *    12/22/04
The Bancorp.com                             28,093    10.000              *    11/01/04
World Web, Ltd.                            233,334     1.500              *    12/13/04
Total Funding.com                          521,400     3.000              *    02/11/05
James Martin                                60,000    13.000              *    05/26/00
PocketScript, Inc.                         114,000     1.500              *    01/27/07

* The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.
**  This security was not trading on June 30, 2000.

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


Item 3.  Changes in Information about Market Risk

    None.

Forward-Looking Statements

    This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2000 and especially the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition".


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on May 17, 2000 at which shareholders took the following actions:

1.  The election of the five directors of the Company,
2. The approval of an amendment to the 1997 Stock and Annual Incentive Plan to increase the number of Class A Common Stock available for issuance under the Plan by 5 million shares and
3. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000.

   The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 110,591,296 votes were received for this item.


                                For       Against   Abstain
                            -----------  ---------  -------

     Emanuel J. Friedman    109,509,876  1,081,420        -
     Eric F. Billings       109,509,876  1,081,420        -
     W. Russell Ramsey      109,509,876  1,081,420        -
     Wallace L. Timmeny     109,509,876  1,081,420        -
     Mark R. Warner         109,509,876  1,081,420        -


2. Approval of an Amendment to 1997 Stock and Annual Incentive Plan: A total of 93,655,259 votes were received for this item.

                     For      Against       Abstain
                     ---      -------       -------

                 90,851,122   2,777,325      26,812


3. Ratification of the Appointment of Arthur Andersen LLP: A total of 100,591,296 votes were received for this item.

                     For       Against    Abstain
                     ---       -------    -------

                  100,553,196   27,484    10,616


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         (27) Financial data schedule


    (b)  Reports on Form 8-K
         *  August 3, 2000:   Second quarter 2000 results


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Friedman, Billings, Ramsey Group, Inc.

      08/14/00           By: /s/ Kurt R. Harrington
   --------------            ---------------------------------------------------
       Date                  Kurt R. Harrington, Senior Vice President and Chief
                             Financial Officer (Principal Financial and
                             Accounting Officer)


EXHIBIT INDEX

EXHIBIT 27.01                Financial Data Schedule