Form 10-Q
period 2000-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2000-11-14
CIK 1048750

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Title                                   Outstanding

Class A Common Stock                    16,215,271 shares as of October 31, 2000
Class B Common Stock                    33,070,029 shares as of October 31, 2000

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                           Page Number (s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
           September 30, 2000 and December 31, 1999              3

         Consolidated Statements of Operations-
           Three Months Ended September 30, 2000 and 1999        4
           Nine Months Ended September 30, 2000 and 1999         5

         Consolidated Statements of Cash Flows-
           Nine Months Ended September 30, 2000 and 1999         6

         Notes to Consolidated Financial Statements             7-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 12-18

Item 3.  Changes in Information About Market Risk              18-19

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       19

SIGNATURES                                                      19

EXHIBIT INDEX                                                   19

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                              September 30,   December 31,
                                                                                  2000            1999
                                                                              -------------   ------------
ASSETS
 Cash and cash equivalents                                                       $ 40,638       $ 43,743
 Receivables:
   Investment banking                                                               5,441          4,273
   Asset management fees                                                            1,777          3,112
   Affiliates                                                                       4,345          1,339
   Other                                                                            4,272          1,698
 Due from clearing broker                                                          19,574         13,472
 Marketable trading securities, at market value:
   Corporate equities                                                               6,695          4,193
   Corporate bonds                                                                  2,264          1,944
 Long-term investments                                                            196,882        135,723
 Deferred tax asset                                                                     -          2,402
 Prepaid expenses and other assets                                                    694          3,149
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $9,403 and $5,798, respectively                                                 10,944         11,308
                                                                                 --------       --------
   Total assets                                                                  $293,526       $226,356
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased,
   at market value:
   Corporate equities                                                            $  7,316       $  3,015
   Corporate bonds                                                                     99             14
 Accounts payable and accrued expenses                                              8,717          8,869
 Accrued compensation and benefits                                                 64,674         24,130
 Long-term secured loans                                                              926          1,359
                                                                                 --------       --------
   Total liabilities                                                               81,732         37,387
                                                                                 --------       --------

 Commitments and contingencies (Note 9)                                                 -              -

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                          -              -
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 16,625,906 and 14,304,026 issued, respectively                         166            143
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   33,733,529 and 35,799,729 issued and outstanding, respectively                     337            358
 Additional paid-in capital                                                       210,287        208,678
 Treasury stock, at cost, 1,077,135 and 1,143,027 shares, respectively             (7,858)        (8,341)
 Accumulated other comprehensive loss                                              (1,911)        (5,991)
 Retained earnings (deficit)                                                       10,773         (5,878)
                                                                                 --------       --------
   Total shareholders' equity                                                     211,794        188,969
                                                                                 --------       --------
   Total liabilities and shareholders' equity                                    $293,526       $226,356
                                                                                 ========       ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                             (Unaudited)
                                                             Three Months
                                                         Ended September 30,
                                                         -------------------
                                                           2000       1999
                                                         -------   --------
 Revenues:
 Investment banking:
  Underwriting                                          $ 4,928   $  4,026
  Corporate finance                                       7,264      2,024
  Investment gains                                        1,453         15
 Institutional brokerage:
  Principal transactions                                  7,019      4,721
  Agency commissions                                      4,989      3,372
 Asset management:
  Base management fees                                    2,504      2,714
  Incentive allocations                                   7,751         62
  Net investment income                                   5,780    (10,572)
 Interest, dividends and other                            3,014      2,560
                                                        -------   --------
  Total revenues                                         44,702      8,922
                                                        -------   --------
Expenses:
 Compensation and benefits                               24,809     16,318
 Business development and professional services           5,974      9,662
 Clearing and brokerage fees                              1,483      1,098
 Occupancy and equipment                                  2,657      1,738
 Communications                                           1,300      1,246
 Interest expense                                           424        159
 Other operating expenses                                 1,862      1,762
                                                        -------   --------
  Total expenses                                         38,509     31,983
                                                        -------   --------
Net income (loss) before taxes                            6,193    (23,061)
 Income tax provision                                     1,239          -
                                                        -------   --------
Net income (loss)                                       $ 4,954   $(23,061)
                                                        =======   ========
Basic earnings (loss) per share                            $.10      $(.47)
                                                        =======   ========
Diluted earnings (loss) per share                          $.10      $(.47)
                                                        =======   ========
Weighted average shares outstanding:
 Basic                                                   49,229     48,882
                                                        =======   ========
 Diluted                                                 50,360     48,882
                                                        =======   ========

              See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                        (Unaudited)
                                                        Nine Months
                                                    Ended September 30,
                                                    -------------------
                                                     2000         1999
                                                   --------     --------
Revenues:
 Investment banking:
  Underwriting                                     $ 16,639     $ 16,442
  Corporate finance                                  22,195       10,721
  Investment gains                                    1,453        2,163
 Institutional brokerage:
  Principal transactions                             25,808       17,586
  Agency commissions                                 15,292        9,940
 Asset management:
  Base management fees                                6,884        7,030
  Incentive allocations                              52,203          605
  Net investment income                               6,648       (1,326)
 Interest, dividends and other                        7,359        8,209
                                                   --------     --------
  Total revenues                                    154,481       71,370
                                                   --------     --------
Expenses:
 Compensation and benefits                           96,241       52,665
 Business development and professional services      14,982       18,164
 Clearing and brokerage fees                          4,589        3,307
 Occupancy and equipment                              7,353        4,722
 Communications                                       3,748        3,083
 Interest expense                                       965        1,160
 Other operating expenses                             5,789        5,436
                                                   --------     --------
  Total expenses                                    133,667       88,537
                                                   --------     --------
Net income (loss) before taxes                       20,814      (17,167)
 Income tax provision                                 4,163            -
                                                   --------     --------
Net income (loss)                                  $ 16,651     $(17,167)
                                                   ========     ========
Basic earnings (loss) per share                        $.34        $(.35)
                                                   ========     ========
Diluted earnings (loss) per share                      $.33        $(.35)
                                                   ========     ========
Weighted average shares outstanding:
 Basic                                               49,119       48,869
                                                   ========     ========
 Diluted                                             50,787       48,869
                                                   ========     ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                 (Unaudited)
                                                                 Nine Months
                                                              Ended September 30,
                                                              -------------------
                                                               2000        1999
                                                             --------    --------
Cash flows from operating activities:
  Net income (loss)                                          $ 16,651    $(17,167)
  Non-cash items included in earnings--
      Incentive allocations and net investment income
        from long-term investments                            (52,017)        144
      Depreciation and amortization                             3,695       1,780
      Deferred income taxes                                     4,163           -
      Other                                                         -        (321)
  Changes in operating assets:
    Receivables--
      Investment banking                                       (1,168)         43
      Asset management fees                                     1,379      (1,028)
      Income taxes                                                  -       7,495
      Affiliates                                                 (382)       (469)
      Other                                                    (1,767)         92
    Due from clearing broker                                   (6,102)     (2,919)
    Marketable trading securities                              (2,086)      2,193
    Prepaid expenses and other assets                             652         675
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                             4,386      (1,324)
    Accounts payable and accrued expenses                        (152)      3,232
    Accrued compensation and benefits                          40,544       3,681
                                                             --------    --------
      Net cash provided by (used in) operating activities       7,796      (3,893)
                                                             --------    --------
 Cash flows from investment activities:
  Purchases of fixed assets                                    (3,289)     (4,126)
  Purchases of long-term investments, net                      (9,273)    (12,976)
                                                             --------    --------
      Net cash used in investing activities                   (12,562)    (17,102)
                                                             --------    --------
 Cash flows from financing activities:
  Repayments of long-term secured loans                          (433)       (411)
  Proceeds from issuance of common stock                        1,611           -
  Issuance of treasury stock                                      483           -
  Purchases of treasury stock                                       -      (1,634)
                                                             --------    --------
Net cash provided by (used in) financing activities             1,661      (2,045)
                                                             --------    --------
Net decrease in cash and cash equivalents                      (3,105)    (23,040)
Cash and cash equivalents, beginning of period                 43,743      46,827
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 40,638    $ 23,787
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

2. Comprehensive Income:

   The components of comprehensive income are (in thousands):

                                                              Three Months                    Nine Months
                                                          Ended September 30,              Ended September 30,
                                                             2000       1999                  2000      1999
                                                            ------   --------               -------  --------
  Net income (loss)                                        $4,954   $(23,061)              $16,651  $(17,167)
   Other comprehensive income (loss):
    Net change in unrealized investment losses related
     to available-for-sale securities and investment
     in FBR Asset Investment Corporation                     2,657      6,131                 4,080     2,822
                                                            ------   --------               -------  --------
   Comprehensive income (loss)                              $7,611   $(16,930)              $20,731  $(14,345)
                                                            ======   ========               =======  ========

3. Long-Term Investments, Incentive Allocations and Net Investment Income:

Long-term investments consist of the following (in thousands):


                                                        September 30,  December 31,
                                                             2000          1999
                                                         --------      --------
    Venture capital and other proprietary
     investment partnerships                             $143,502      $ 69,988
   FBR Asset Investment Corporation                        29,073        24,194
   Private debt and preferred equity investments           17,837        25,380
   Available-for-sale securities                            6,470        16,161
                                                         --------      --------
                                                         $196,882      $135,723
                                                         ========      ========

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


3. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

    FBR Technology Venture Partners, L.P. ("TVP")
    ---------------------------------------------

    As of September 30, 2000, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant portions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the September 30, 2000 closing price less discounts averaging 15% to reflect restrictions on liquidity including the size of the fund's holdings relative to the public market float and marketability.

    FBR Asset Investment Corporation ("FBR-Asset")
    ----------------------------------------------

    During the quarter ended September 30, 2000, the Company recorded $1,275 of net investment income in the statement of operations for its proportionate share of FBR-Asset's increase in net book value. The Company also recorded, in other comprehensive income, $1,077 of unrealized investment gains for its proportionate share of FBR-Asset's net unrealized gains related to available-for-sale securities. As of September 30, 2000, the net unrealized loss related to FBR-Asset and included in the Company's accumulated other comprehensive loss has been reduced to $(463).

    Available-For-Sale Securities
    -----------------------------

    As of September 30, 2000, the unrealized losses related to available-for-sale securities has decreased to $(1,448) and are included in accumulated other comprehensive loss.

4.  Summarized Income Statement Information:

    The Company's investment in FBR Technology Venture Partners, L.P. ("TVP") of $90,855 represents 46% of the Company's total long-term investments and 31% of the Company's total assets as of September 30, 2000. The following table summarizes TVP's income statement information (in thousands):

                                                 Three Months              Nine Months
                                              Ended September 30,     Ended September 30,
                                              -------------------     -------------------
                                                2000       1999        2000         1999
                                              --------     ------    --------      -------
   Investment income (loss)                   $    (35)    $   23    $     88       $    43
   Total expenses                                  320        609         968         1,344
                                              --------     ------    --------       -------
   Net investment loss                            (355)      (586)       (880)       (1,301)
   Unrealized appreciation (depreciation)
    of investments                             (12,718)     3,806     170,878        47,187
   Net realized gains on investments            28,916         --      68,737            --
                                              --------     ------    --------       -------
   Net income                                 $ 15,843     $3,220    $238,735       $45,886
                                              ========     ======    ========       =======

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


4. Summarized Income Statement Information, continued:

   The Company's investment in FBR Asset Investment Corporation ("FBR-Asset") of $29,073 represents 15% of the Company's total long-term investments and 10% of the Company's total assets as of September 30, 2000. The following table summarizes FBR-Asset's income statement information (in thousands):

                                                          Three Months                Nine Months
                                                       Ended September 30,         Ended September 30,
                                                       -------------------         -------------------
                                                         2000     1999               2000        1999
                                                       ------   ------             -------     -------
   Gross revenues                                      $5,594   $4,603             $17,831     $15,188
   Total expenses                                       3,255    2,198               9,910       6,996
                                                       ------   ------             -------     -------
   Net income before net investment gains (losses)      2,339    2,405               7,921       8,192
   Net investment gains (losses)                           57      331              (4,922)      1,074
                                                       ------   ------             -------     -------
   Net income                                          $2,396   $2,736             $ 2,999     $ 9,266
                                                       ======   ======             =======     =======

5.  Executive Officer Compensation:

   During 2000, certain of the Company's executive officers are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). As of September 30, 2000, the Company accrued $5,883 of executive officer compensation, in accordance with the Plan, representing 22.4% of the Company's pre-tax income (before executive officer compensation accruals). Compensation, if any, related to the Plan will be paid subsequent to December 31, 2000.

6.  Income Taxes:

   As of September 30, 2000, the Company has net operating losses ("NOL") for tax purposes of approximately $53,450 that expire through 2020. The Company maintains a partial valuation allowance against the NOL and other deferred tax assets in general, because, based on the weight of available evidence, it is more likely than not that a portion of the deferred tax assets may not be realized. The valuation allowance includes consideration for the deferred tax asset related to unrealized losses on available-for-sale securities recorded in accumulated other comprehensive loss. During the nine months ended September 30, 2000, the Company utilized $4,794 of the valuation allowance.

7.  Net Capital Requirements:

   The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of September 30, 2000, the broker-dealer subsidiaries had aggregate net capital of $29,147, which exceeded the requirements by $27,405.

8.  Earnings (Loss) Per Share:

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


8.  Earnings (Loss) Per Share, continued:

   As of September 30, 2000 and 1999, respectively, 8,211,062 and 6,551,705 options to purchase shares of common stock were outstanding. As of September 30, 2000, 5,523,660 of the total outstanding options were included in the fully diluted calculation. As of September 30, 1999, no outstanding options were included in the fully diluted calculation.

9.  Commitments and Contingencies:

   As of September 30, 2000, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses. There can be no assurances that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands)-(Unaudited)


10.  Segment Information, continued:

                                                                    Online
                                           Capital       Asset      Financial           Consolidated
                                           Markets    Management    Services    Other       Totals
                                         -----------  -----------  ---------  --------  -------------
Three Months Ended September 30, 2000
---------------------------------------
   Total revenues                           $27,046      $17,459    $   197   $     -       $ 44,702
   Pre-tax income (loss)                       (101)       7,267       (973)        -          6,193

Three Months Ended September 30, 1999
---------------------------------------
   Total revenues                            16,141       (7,087)        24      (156)         8,922
   Pre-tax loss                              (8,229)      (9,852)    (4,725)     (255)       (23,061)


                                                                    Online
                                           Capital       Asset      Financial           Consolidated
                                           Markets    Management    Services    Other       Totals
                                         -----------  -----------  ---------  --------  -------------
Nine Months Ended September 30, 2000
---------------------------------------
   Total revenues                            85,014       68,777        690         -        154,481
   Pre-tax income (loss)                      5,041       19,892     (4,119)        -         20,814

Nine Months Ended September 30, 1999
---------------------------------------
   Total revenues                            62,159        8,608         24       579         71,370
   Pre-tax income (loss)                     (9,125)         626     (5,808)   (2,860)       (17,167)

11.  Subsequent Events:

   The volatility of TVP's venture capital portfolio is illustrated by the fluctuation in value of TVP's publicly traded securities through October 31, 2000. For example, the total public market value of these securities was approximately $415.7 million on September 30, 2000 and was $225.9 million on October 31, 2000. These valuations exclude amounts distributed of $49.3 million and $161.3 million as of September 30, 2000 and October 31, 2000, respectively. As explained in footnote 3, the valuation, for financial reporting purposes, of these securities reflects a discount from the public market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2000 and 1999, and the Notes thereto and the Company's 1999 Annual Report on Form 10-K.


BUSINESS ENVIRONMENT

   Our principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, venture capital, proprietary investments and asset management services) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the Internet and information technology, bank, financial services, energy and real estate sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

   Our revenues, particularly from venture capital and private equity activities, capital raising, and asset management activities, are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. In the third quarter, there was an increase in underwritten transactions and the secondary markets remained volatile. A significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the increase in value of securities held by the funds we manage. These increases in value included unrealized gains that may be reduced or reversed from one period to another. When market conditions permit, we take steps to realize or lock-in gains on these securities. These securities are often illiquid and, therefore, the value of these securities is subject to increased market risk. Fluctuations in revenues also occur due to the level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

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


RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999

   The Company's revenues increased 401% from $8.9 million in 1999 to $44.7 million in 2000 primarily due to an increase in asset management revenues, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"), investment banking revenues and institutional brokerage.

Three months ended September 30, 2000 compared to three months ended September 30, 1999, continued

   Underwriting revenue increased 22% from $4.0 million in 1999 to $4.9 million in 2000. During the quarter ended September 30, 1999, the Company managed six public offerings raising $294 million and generating $4.0 million in revenues. During the third quarter of 2000, the Company managed seven transactions raising $954.9 million and generating $4.9 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $49.0 million in 1999 to $136.4 million in 2000.

   Corporate finance revenue increased significantly from $2.0 million in 1999 to $7.3 million in 2000 due primarily to an increase in the number of private placement and M&A transactions completed. In 1999, the Company completed one private placement generating $0.6 million in revenues compared to two completed transactions in 2000 that generated $1.4 million in revenues. M&A and advisory fee revenue also increased from $1.4 million in 1999 to $5.9 million in 2000 due to an increase in the number of deals completed. Additionally, in 2000, the Company exercised warrants that had been previously received as part of a private capital raising transaction resulting in a gain of $1.5 million reflected in the investment gains line under investment banking.

   Institutional brokerage revenue from principal transactions increased 49% from $4.7 million in 1999 to $7.0 million in 2000 primarily due to an increase in the Company's penetration of large institutional accounts and to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

   Institutional brokerage agency commissions increased 48% from $3.4 million in 1999 to $5.0 million in 2000 primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration of institutional accounts through broader research coverage and sales and trading services.

   Asset management incentive allocations increased significantly from $0.1 million in 1999 to $7.8 million in 2000. Incentive allocations in 2000 are from several partnerships, primarily TVP, and represent unrealized gains and realization events related to our partnership interests and underlying securities. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. To the extent that TVP holds securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. All such securities reflect the September 30, 2000 closing price less discounts averaging 15% to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly and make adjustments as appropriate.

   Asset management net investment income (loss) increased significantly from $(10.6) million in 1999 to $5.8 million in 2000. Net investment income in 2000 included $4.9 million of net investment income from investments in our managed partnerships and $1.3 million of net investment income generated from our investment in FBR-Asset offset by a $(0.4) million write-down on an available for sale security. Net investment losses in 1999 included $(6.5) million of "other than temporary" impairment related to an available-for-sale investment accounted for under Financial Accounting Standard No. 115 and $(4.7) million related to the Company's investments in proprietary investment partnerships. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(1.9) million as of September 30, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity investments are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt

Three months ended September 30, 2000 compared to three months ended September 30, 1999, continued

and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

   Net interest, dividends, and other revenue (net of interest expense) increased 8% from $2.4 million in 1999 to $2.6 million in 2000 primarily due to $0.2 million of miscellaneous income recorded in 2000. Interest income (net of interest expense) increased from $1.6 million in 1999 to $2.0 million in 2000 due to reduced interest expense on our trading accounts.

   Total expenses increased 20% from $32.0 million in 1999 to $38.5 million in 2000 due primarily to an increase in variable compensation expense associated with increased revenue.

   Compensation and benefits expense increased 52% from $16.3 million in 1999 to $24.8 million in 2000. This increase was due to an increase in investment banking compensation, executive officer compensation, and compensation associated with our venture capital funds. The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive allocations. For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded.

   Business development and professional services decreased 38% from $9.7 million in 1999 to $6.0 million in 2000 primarily due to a decrease in advertising and other promotional expenses incurred in 1999 related to fbr.com.

   Clearing and brokerage fees increased 35% from $1.1 million in 1999 to $1.5 million in 2000 due to an increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 14% in 1999 to 12% in 2000 due primarily to the increase in principal transactions.

   Occupancy and equipment expense increased 53% from $1.7 million in 1999 to $2.7 million in 2000 primarily due to the increase in depreciation and amortization expense related to software, computer and telecommunications equipment for fbr.com's operations and, to a lesser extent, an increase associated with opening new offices. Depreciation and amortization expense increased $0.6 in 2000 compared to 1999.

   Communications expense increased 4% from $1.2 million in 1999 to $1.3 million in 2000 due to an increase in costs associated with an additional Internet service provider and increased cellular phone usage.

   Other operating expenses increased 6% from $1.8 million in 1999 to $1.9 million in 2000 due to the increase in litigation accruals.


Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

   The Company's revenues increased 116% from $71.4 million in 1999 to $154.5 million in 2000 primarily due to an increase in asset management revenues, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"), corporate finance revenue and institutional brokerage.

   Underwriting revenue increased 1% from $16.4 million in 1999 to $16.6 million in 2000. During 1999, the Company managed seventeen public offerings raising $1.1 billion and generating $16.4 million in revenues. During 2000, the Company completed nineteen transactions raising $3.9 billion and generating $16.6 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $64.0 million in 1999 to $205.3 million in 2000.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999, continued

   Corporate finance revenue increased significantly from $10.7 million in 1999 to $22.2 million in 2000 due primarily to an increase in the transaction size of private placement and M&A transactions. In 1999, the Company completed five private placements generating $3.6 million in revenues compared to four completed transactions in 2000 that generated $6.2 million in revenues. M&A and advisory fee revenue also increased from $7.1 million in 1999 to $16.0 million in 2000 due to an increase in the number of deals completed. Additionally, in 2000, the Company exercised warrants that had been previously received as part of a private capital raising transaction resulting in a gain of $1.5 million compared to $2.2 million in 1999 reflected in the investment gains line under investment banking.

   Institutional brokerage revenue from principal transactions increased 47% from $17.6 million in 1999 to $25.8 million in 2000 primarily due to an increase in the Company's penetration of large institutional accounts and to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

   Institutional brokerage agency commissions increased 54% from $9.9 million in 1999 to $15.3 million in 2000 primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration of institutional accounts through broader research coverage and sales and trading services.

   Asset management incentive allocations increased significantly from $0.6 million in 1999 to $52.2 million in 2000. Incentive allocations in 2000 are from several partnerships, primarily TVP, and represent unrealized gains and realization events related to our partnership interests and underlying securities. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. To the extent that TVP holds securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. All such securities reflect the September 30, 2000 closing price less discounts averaging 15% to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly and make adjustments as appropriate.

   Asset management net investment income (loss) increased significantly from $(1.3) million in 1999 to $6.6 million in 2000. Net investment income in 2000 included $12.3 million of net investment income from investments in our managed partnerships and $5.0 million of net investment income generated from our investment in FBR-Asset offset by $(7.9) million in write-downs of our private debt instruments and $(2.8) million of "other than temporary" impairments related to available-for-sale equity investments. Net investment losses in 1999 included $1.9 million of net investment income from investments in our managed partnerships and $3.3 million of net investment income generated from our investment in FBR-Asset offset by $(6.5) million of "other than temporary" impairments related to our available-for-sale equity investments. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(1.9) million as of September 30, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity investments are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999, continued

   Net interest, dividends and other revenue (net of interest expense) decreased 9% from $7.0 million in 1999 to $6.4 million in 2000 primarily due to $0.7 million of miscellaneous income recorded in 1999. Interest income (net of interest expense) increased from $5.0 million in 1999 to $5.6 million in 2000 due to reduced interest expense on our trading accounts.

   Total expenses increased 51% from $88.5 million in 1999 to $133.7 million in 2000 due primarily to an increase in variable compensation expense associated with increased revenue.

   Compensation and benefits expense increased 83% from $52.7 million in 1999 to $96.2 million in 2000. This increase was primarily due to increased compensation associated with our venture capital funds and, to a lesser extent, an increase in investment banking compensation and executive officer compensation. The fund management team for the venture capital funds has an agreement with the Company to receive a percentage of the incentive allocations. For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded.

   Business development and professional services decreased 18% from $18.2 million in 1999 to $15.0 million in 2000 primarily due to a decrease in advertising and other promotional expenses incurred in 1999 related to fbr.com.

   Clearing and brokerage fees increased 39% from $3.3 million in 1999 to $4.6 million in 2000 due to an increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 12% in 1999 to 11% in 2000 due to the increase in principal transactions.

   Occupancy and equipment expense increased 56% from $4.7 million in 1999 to $7.4 million in 2000 primarily due to the increase in depreciation and amortization expense related to software, computer and telecommunications equipment for fbr.com's operations and, to a lesser extent, an increase associated with opening new offices. Depreciation and amortization expense increased $1.9 in 2000 compared to 1999.

   Communications expense increased 22% from $3.1 million in 1999 to $3.7 million in 2000 due to an increase in costs associated with an additional Internet service provider and increased cellular phone usage.

   Other operating expenses increased 6% from $5.4 million in 1999 to $5.8 million in 2000 due to the increase in litigation accruals.


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

   Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of September 30, 2000, liquid assets consisted primarily of cash and cash equivalents of $40.6 million and a $19.6 million receivable for cash on deposit with the Company's clearing broker. Cash equivalents of $40.6 million consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $9.0 million in marketable securities in our trading accounts.

We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $2.0 million as of September 30, 2000 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of the Company's clearing broker that is allowable for net capital purposes. The Company intends to replace this agreement upon expiration in December 2000.

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

   As of September 30, 2000, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 2000, we recorded net realized and unrealized losses from our investments of $6.6 million and incentive allocations that represent unrealized gains and realization events related to our partnership interests and underlying securities of $52.2 million. We also maintain, as a separate component of shareholders' equity, $1.9 million of accumulated other comprehensive loss, representing $(1.4) million of unrealized losses on our direct investments and $(0.5) million of unrealized losses representing our proportionate share of the REIT. As of September 30, 2000, the recorded value of our long-term investment securities was $196.9 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $19.7 million.

   FBRC and FBR Investment Services, Inc. ("FBRIS", a division of which does business as fbr.com) as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. As such, they are subject to the minimum net capital requirements promulgated by the SEC. FBRC's and FBRIS' regulatory net capital has historically exceeded these minimum requirements. As of September 30, 2000, FBRC was required to maintain minimum regulatory net capital of $1.0 million and had total regulatory net capital of $26.7 million which was $25.7 million in excess of its requirement. As of September 30, 2000, FBRIS was required to maintain minimum regulatory net capital of $0.1 million and had total regulatory net capital of $1.2 million which was $1.1 million in excess of its requirement. Regulatory net capital requirements increase when FBRC and FBRIS are involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC and FBRIS. Friedman, Billings, Ramsey International Limited ("FBRIL") as a U.K. broker-dealer, is subject to the net capital rules of the Securities and Futures Authority. As of September 30, 2000, FBRIL was required to maintain minimum regulatory net capital of $0.6 million and had total regulatory net capital of $1.2 million which was $0.6 million in excess of its requirement.

   As of September 30, 2000, we had net operating losses ("NOL") for tax purposes of $53.5 million that expire through 2020. We maintain a partial valuation allowance related to the NOL and deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized.

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

   We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of September 30, 2000. 390,892 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.


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

                                         Number of  Exercise  September 30, 2000  Expiration
                                         Warrants    Price       Closing Price       Date
                                         ---------  --------  ------------------  ----------
Access Data                               199,964    $ 1.650               *       03/29/05
Capital Automotive REIT                   894,464     15.000         $13.000       12/12/03
Local Financial Corporation               382,000     10.000           9.500       09/08/02
PlanetClick, Inc.                          50,764      3.200               *       06/30/04
Styling Technology Corporation             71,050     12.000              **       11/21/01
FBR Asset Investment Corporation          970,805     20.000          15.500       12/11/07
Xypoint Corporation                       285,107      2.100               *       07/10/03
Vcampus Corporation (formerly UOLP)        18,500      4.625           3.625       09/16/03
Resource Asset Investment Trust            99,292     15.000          12.600       01/08/03
American Home Mortgage Holdings, Inc.     125,000      7.800           5.250       09/30/04
Ultraprise Corporation                    234,427      2.533               *       12/22/04
The Bancorp.com                            28,093     10.000               *       11/01/04
World Web, Ltd.                           233,334      1.500               *       12/13/04
Total Funding.com                         521,400      3.000               *       02/11/05
James Martin                               60,000     13.000               *       05/26/10
PocketScript                              114,000      1.500               *       01/27/07
Synchrologic                               61,534      6.650               *       08/25/05

* The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.
** This security was not trading on September 30, 2000.

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


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (27) Financial data schedule

(b)  Reports on Form 8-K
     .  October 27, 2000: third quarter 2000 results
     .  November 2, 2000: third quarter 2000 Financial and Statistical
        Supplement

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Friedman, Billings, Ramsey Group, Inc.

       11/14/00           By:  /s/ Kurt R. Harrington
   ----------------            ----------------------
      Date                     Kurt R. Harrington, Senior Vice President and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)


EXHIBIT INDEX

EXHIBIT 27.01             Financial Data Schedule