Form 10-K405
period 2000-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2001-04-02
CIK 1048750

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to __________

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

                                 (703) 312-9500
               (Registrant's telephone number including area code)

           Securities registered pursuant to section 12(b) of the act:

      Title of Securities                          Exchanges on Which Registered
- -------------------------------------              -----------------------------
Class A Common Stock, Par Value $0.01                 New York Stock Exchange

           Securities registered pursuant to section 12(g) of the act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $143,898,805 as of March 23, 2001.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      16,548,441 shares of Class A Common Stock as of March 23, 2001 and 32,909,029 shares of Class B Common Stock as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 2000 and to be delivered to stockholders in connection with the 2001 Annual meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Item 1.   Business.........................................................    4

Item 2.   Properties.......................................................   31

Item 3.   Legal Proceedings................................................   31

Item 4.   Submission of Matters to a Vote of Security Holders..............   31

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholders
          Matters..........................................................   33

Item 6.   Selected Consolidated Financial Data.............................   35

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   36

Item 8.   Financial Statements and Supplementary Data......................   47

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant...............   47

Item 11.  Executive Compensation...........................................   47

Item 12.  Security Ownership of Certain Beneficial Owners and Management...   48

Item 13.  Certain Relationships and Related Transactions...................   48

                                    PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports
          on Form 8-K......................................................   48

SIGNATURES.................................................................   51

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
  FRIEDMAN, BILLINGS, RAMSEY GROUP, INC....................................  F-1

INDEX TO FINANCIAL STATEMENTS OF
  FBR TECHNOLOGY VENTURE PARTNERS, L.P.....................................  G-1

INDEX TO FINANCIAL STATEMENTS OF
  FBR ASHTON, L.P..........................................................  H-1

INDEX TO FINANCIAL STATEMENTS OF
  FBR ASSET INVESTMENT CORPORATION.........................................  I-1

                                     PART I

                   CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

      This Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among financial services firms for business and personnel, the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows in the securities markets, volatility of the securities markets, available technologies, the effect of government regulation and of general economic conditions on our own business and on the businesses in the industry areas on which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition" (page 21). This entire Form 10-K, including the Consolidated Financial Statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

ITEM 1. BUSINESS

      General

      Friedman, Billings, Ramsey Group, Inc. ("FBR"), is a financial services and investment firm focused on three businesses:

      (1) Investment banking and securities. This business is conducted primarily through Friedman, Billings, Ramsey & Co., Inc. ("FBRC") our principal registered broker-dealer subsidiary.

      (2) Specialized asset management products, including venture capital funds. This business is conducted primarily through two registered investment adviser subsidiaries, Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM") and FBR Venture Capital Managers, Inc. ("FBRVCM").

      (3) Online investment banking, brokerage and securities distribution services. This business is conducted through our online investment bank and brokerage unit, fbr.com, a division of FBR Investment Services, Inc. ("FBRIS"), a registered broker-dealer subsidiary.

      Through these businesses, we provide a wide array of financial products and services in the following broad industry sectors: financial services, real estate, technology and energy, that we believe offer significant growth opportunities for us to grow. We have continued to strengthen our business by broadening and deepening our research and investment banking coverage within our industry sectors and adding new products and services that benefit from our knowledge of each sector, and building a wider customer base. We have also continued to increase our principal investment activities, primarily through investment in our own asset management products.

      We believe that our goal of building shareholder value is best achieved by strengthening our competitive position and our financial position. In order for us to remain competitive, it is important for us to focus on our industry sectors and within those sectors offer a broad range of products and services both to corporate issuers who are seeking advice and finance, and to our brokerage and asset management customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies' finance and advisory needs grow. We seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

      We are a Virginia corporation, and the successor company to that founded in 1989 by our Co-Chief Executive Officers, Emanuel J. Friedman, Eric F. Billings, and W. Russell Ramsey. As of December 31, 2000, we had 386 employees engaged in the following activities: 58 in research, 77 in corporate finance and investment banking, 108 in sales, trading and syndicate, 33 in venture capital, private equity and asset management, 16 in fbr.com and 94 in accounting, administration and operations. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

      As of December 31, 2000, our three founders owned approximately 51% of our common stock. Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also have offices in Reston, Virginia; Irvine and Los Angeles, California; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Seattle, Washington; Portland, Oregon; Vienna, Austria; and London, England. In 2001, we have announced the opening of offices in New York City, Dallas, Texas and Cleveland, Ohio.

Strategy

      As of December 31, 2000, we had shareholders equity of $214.6 million and virtually no long-term debt. We achieve operating leverage in three ways. First, we leverage our expertise in each of our industry sectors by applying that expertise to our products and services in our investment banking, securities and asset management businesses. Second, we leverage our return on investment by investing in our own asset management funds that provide us with incentive income on all of the assets invested in the funds by our customers. As a result, we receive a return that is disproportionate to our investment. Third, we have a variable cost structure that has low fixed costs, and a large variable element of compensation and other expense related to revenue levels.

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

      Our revenues for the years ended December 31, 2000, 1999, and 1998 were $180.9 million, $139.0 million and $122.9 million respectively. The increase in revenue from 1999 to 2000 is primarily due to increased revenues from our venture capital business that is focused on the Internet and related information technology sectors and, to a lesser extent, our investment banking business in the same sectors. See the table on page 40 for the percentage of total revenues contributed by each of our principal products and services, including investment gains related to our managed investment partnerships and trading gains.

      We began in 1989 as an institutional brokerage firm offering specialized research, sales and trading. We have maintained and enhanced this business, and in 2000 it contributed about 30% of our revenues.

      In late 1992, we added investment banking to our institutional brokerage. In late 1996, we added a dedicated merger and acquisition team. Since we began our investment banking activities, we have been involved in 313 capital raising, advisory and other transactions, with total transaction value in excess of $32.5 billion. In 2000, investment banking contributed about 30% of our revenues.

      In late 1996, we expanded our asset management business, initiating several new asset management products and hiring professionals to lead those efforts. Among these were our venture capital, private equity and mutual fund businesses. Our assets under management have increased from $119.3 million at the beginning of 1996 to $819.6 million at the end of 2000. We earn base management fees at a blended rate of more than 1% on our assets under management, and on $653.8 million of these assets we have the potential to earn incentive income. We also invest in our own asset management products, and earn a return on our investment. In 2000, asset management (primarily venture capital) contributed about 35% of our revenues (including unrealized gains included in incentive income).

      A significant portion of our 2000 asset management revenue was from incentive fees of up to 20% of the gains (above certain levels) of the venture capital partnerships that we manage. We record compensation expense against those fees. These gains include unrealized "mark to market" gains resulting from the valuation of public securities held in the partnerships' portfolios by reference to the public trading price of the securities, discounted to reflect selling restrictions such as liquidity, insider ownership, etc. Gains also include unrealized gains from increases in the fair value of securities of non-public companies. Accordingly, the partnerships' gains and our incentive income may fluctuate with market prices, and may be reversed from one period to the next. Please see footnotes 2 and 3 to our Financial Statements, for more information about how we account for revenue from our venture capital business, and "Factors Affecting our Business, Operating Results and Financial Condition" for a discussion of the risks and volatility associated with our venture capital revenue.

      In March 2001 we received regulatory approval for our acquisition of Money Management Associates, LP ("MMA") a mutual fund family of fixed income and money market funds, and its affiliated bank, Rushmore Trust and Savings, FSB ("Rushmore"). Upon closing, will be converted to a national bank and named FBR National Bank & Trust. This acquisition will increase our assets under management by over $900 million to more than $1.7 billion, on which we will earn base management fees at a rate in excess of 1%.

Industry Sector Focus

      We began our business focused on the middle market financial services sector, in particular thrifts and small banks. We extended sector coverage to the related areas of real estate and non-depository institutions during 1994 to 1996. In 1996 we began to actively expand our sector coverage to industries with significant growth potential and capital needs, that are less closely related to the financial sector. In doing this, we have built our business in sectors that we believe are somewhat counter-cyclical to each other, with some providing active business opportunities to us when others are not. We are focused on four broad industry sectors: financial institutions, real estate, technology and energy. In the financial institutions sector, in March 2001, we opened an office in Cleveland, Ohio to expand our coverage of middle market financial institutions in the Mid-west. In the technology sector, we have broadened our area of expertise to include the bio-technology and genomics industries. Like our coverage of the Internet and related information technology industries, these industries have a strong presence in the Washington, D.C. area where we are headquartered. Also in March 2001, we opened an office in Dallas, Texas to strengthen our presence in the energy sector. In March 2001 we also opened an office in New York City.

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

Principal Investing

      We invest in companies within our sectors of focus both as a partner with our customers in the asset management vehicles that we manage, and as a direct investor. We pursue this investing strategy to provide diversification of our invested assets across industry sectors, and to invest strategically in sectors and companies that can provide us with future business opportunities. As of the end of 2000, our principal investments were primarily focused on three sectors--Internet and related information technology, financial and real estate, with a weighting towards Internet and related information technology investment as a result of substantial appreciation in our managed technology venture capital funds.

Strategic Relationships

      PNC Bank Corp. ("PNC") owns slightly less than 5% of the outstanding shares of FBR common stock as part of a strategic business relationship between us and PNC with respect to selected capital markets and related activities. We work with PNC on an arms-length basis to refer potential business to each other. PNC is an investor in certain of our private equity, venture and proprietary products.

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

Capital Markets

      Historically, we have derived the majority of our revenues from our capital markets activities. We have maintained the strength of our investment banking business in the financial services and real estate sector and expanded our capabilities by adding research and investment banking personnel in areas such as Internet and information technology and energy.

      Our research activities and institutional sales and trading activities are a part of our primary broker-dealer/investment banking subsidiary--FBRC. Our underwriting and corporate finance activities consist of a broad range of services, including public and private offerings of a wide variety of securities and financial advisory services in mergers and acquisitions, mutual to stock conversions, strategic partnering transactions and other advisory assignments.

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

      Financial advisory services have included advice on mergers and on acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs. Since 1998, FBRC has provided merger and acquisition and other advisory services in transactions valued at $5.5 billion in the aggregate.

Research

      A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 370 companies in our chosen industry sectors. We leverage the ideas generated by our research teams across our entire organization, using them to attract underwriting and institutional brokerage clients, to advise corporate finance clients, to inform the direction of the various investment funds we advise or sponsor, and to attract retail investors through fbr.com. We make almost all of our analyst's research reports available online at fbr.com, making us one of the few investment banks to allow the public direct access to its research product. In addition, we increase our visibility to corporate clients and to investors by holding annual investor conferences--each focused on a broad industry sector. In 2000, these conferences featured over 250 company presentations and drew more than 1,300 attendees.

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

      We have focused our research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include Internet and information technology, electronic commerce, telecommunications, bio-technology, genomics, financial technology, banks, thrifts, real estate investment trusts, specialty finance companies and energy. We believe that within these industry sectors there will be great demand for the products and services we offer and this in turn will provide ample diversification opportunities for our business.

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

      Our trading professionals facilitate trading in equity and high-yield securities. We are involved in market-making in Nasdaq and other OTC securities, trading listed securities and servicing the trading desks of major institutions in the United States and Europe. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange through FBRC's clearing broker. At year-end 2000, FBRC made a market in more than 400 securities.

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

Online Financial Services

      In April 1999, we opened a retail Internet securities distribution channel, fbr.com, creating one of the world's first "online investment banks." We account for fbr.com's operations in our online financial services segment reporting. In addition to traditional online brokerage services such as low-cost trades, quotes and news, fbr.com offers investors access to our own research and the opportunity to participate in IPOs and secondary offerings in which we participate as an underwriter. In addition, fbr.com offers online brokerage and online access to a mutual fund supermarket with over 7,500 funds. fbr.com currently has more than 16,000 registered users receiving offering alerts, about 30% of whom maintain accounts at fbr.com.

      In January 2000, we launched Offering MarketplaceSM, the first service in the industry that uses Internet browser based technology for automated customer order capture, share allocation and order execution technologies to enable an entire offering to be distributed online. In 2000, using Offering MarketplaceSM, fbr.com participated in 38 public offerings.

      Although fbr.com is not yet profitable on a stand-alone basis, we are using its Internet presence across our capital markets business as part of our strategy to leverage our strengths in research, underwriting and brokerage. We believe that fbr.com's combination of proprietary products and services, including its access to FBRC research, provides a cost effective way for us to build our retail distribution network.

Asset Management

      Since 1996, we have added specialized asset management capabilities, such as private equity and technology and genomic venture capital, as part of an effort to diversify our revenue stream and create additional revenue opportunities by leveraging our unique research perspectives and our Washington, D.C. location. In 2000, assets under management decreased by 7% from $879 million at year-end 1999 to $820 million as of December 31, 2000, primarily due to distributions to fund investors of $267 million from our successful FBR Technology Venture Partners L.P. fund ("TVP I"). With the completion of our acquisition of MMA in 2001, our assets under management will increase to approximately $1.7 billion. Approximately 35% of our revenues for 2000 was attributable to our asset management business.

      The successful track record of our 1997 TVP I venture fund, which provides early stage financing for non-public technology companies, allowed us to create a second fund in 1999 ("TVP II") with $159.1 million of committed capital. In 2000, we launched two new technology funds, FBR Co-Motion Venture Capital L.L.C, focused on non-public technology companies in the Pacific Northwest and ETP/FBR Genomic Fund, L.P., focused on non-public genomics companies, primarily in the Washington, D.C. area.

      In March 2001, we received regulatory approval to acquire MMA and its savings bank subsidiary, Rushmore. The acquisition will close at the end of March 2001. We believe that this acquisition will allow us to provide a broader array of asset management services and products to our clients. MMA had approximately $965 million of assets under management as of December 31, 2000, including fixed income mutual funds and cash management accounts that are complementary to our more specialized asset management product offerings. MMA is the investment adviser or administrator for 20 mutual funds. Rushmore, which upon closing will become FBR National Bank, a federally chartered bank, brings traditional banking services to our product offering (e.g., lending, deposits, cash management, trust, transfer agency and custody services).

      We use the expertise of our research professionals and portfolio managers to develop and implement investment products for institutional and high net worth individual investors. Following is a description of our primary asset management products.

      Venture Capital/Private Equity Funds                  Type of Investment                      Year Commenced
      ------------------------------------                  ------------------                      --------------
FBR Private Equity Fund, L.P.                 Private equity/mezzanine financing up to $3million    1996
   ("PEF")

FBR Technology Venture Partners,              Pre-IPO stage financings of $1-4 million              1997
   L.P. ("TVP I")

FBR Financial Services Partners, L.P.         Financial services private equity                     1998
   ("Financial Services")

FBR Technology Venture Partners II,           Pre-IPO stage financings of $2-10 million             1999
   L.P. ("TVP II")

FBR CoMotion Venture Capital L.L.C.           Pre-IPO stage financings of $1-4 million              2000
("Co-Motion")

ETP/FBR Genomic, L.P. ("Genomic")             Pre-IPO stage financings of $1-4 million              2000

Investment Partnerships Focused on
   Public Equity
- -----------------------------------
FBR Weston, L.P.                              Long-term opportunistic                               1989

FBR Ashton, L.P.                              Financial equities                                    1992

FBR Opportunity Fund,Ltd.                     Financial equities offshore                           1995

FBR Arbitrage, LLC                            Merger/special situation arbitrage                    1998

Mutual Funds
- -------------
FBR Family of Funds                           Mutual Funds                                          1997

REIT
- ----
FBR Asset Investment Corp.                    Real estate related investments                       1997

Private Equity and Venture Capital Funds

      At December 31, 2000, our private equity and venture capital funds had $417.3 million in assets under management, a 13% decrease over December 31, 1999, due primarily to distributions made during 2000 to investors in TVP I. In addition to base fees, these funds provide for incentive income (generally, 20% of the net investment gains), if certain benchmarks are met.

     The following table shows our assets under management, capital committed and current capital employed for our private equity and venture capital funds at December 31, 2000 (dollars in millions):

                             Assets Under    Capital          Current Capital
      Fund                    Management   Commitments            Employed
      ----                   ------------  -----------      --------------------
                                                             Cost          Value
                                                            ------        ------
      TVP I ..............      $109.0        $ 50.0        $ 27.2        $108.6
      TVP II .............       159.1         159.1          96.8         116.5
      PEF ................        19.5          19.9          13.0          18.5
      Financial Services..        82.4          82.4          50.1          49.0
      Co-Motion ..........        38.0          38.0          20.3          20.7
      Other ..............         9.3           4.7           4.7           9.7
                                ------        ------        ------        ------
           Total .........      $417.3        $354.1        $212.1        $323.0
                                ======        ======        ======        ======




      Asset Composition                                      Cost          Value
      -----------------                                     ------        ------
      Public Securities...                                  $ 29.8        $101.2
      Private Investment..                                   182.3         221.8
                                                            ------        ------
           Total .........                                  $212.1        $323.0
                                                            ======        ======

      At December 31, 2000, our investment partnerships focused on private equity had approximately $111.2 million under management. In addition to base fees, these partnerships provide for incentive income, if certain benchmarks are met.

Mutual Funds

      The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of four no-load funds: the FBR Financial Services Fund, the FBR Small Cap Financial Services Fund and the FBR Small Cap Growth/Value Fund . At December 31, 2000, total assets managed in The FBR Family of Funds were $119.0 million.

FBR Asset Investment Corp.

      FBR Asset Investment Corp. (FBR-Asset) is a publicly traded real estate investment trust (FB-AMEX) that we manage and which is 35% owned by us. FBR-Asset invests in real estate related assets, including mortgage loans and mortgage-backed securities, as well as equity securities of companies engaged in real estate-related activities. At December 31, 2000, FBR-Asset had total assets of $226 million, shareholders' equity of $87 million and book value of $22 per share. We receive dividend income on our investment in FBR-Asset, as well as base management fees, and are entitled to receive performance based incentive income if certain performance benchmarks are met.

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

      In addition to competing for customers and investments, companies in the financial services and investment industries compete to attract and retain experienced and productive investment professionals. See "Factors Affecting the Our Business, Operations and Financial Condition--Competition for Retaining and Recruiting Personnel."

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

Risk Management

      We have established various policies and procedures for the management of our exposure across all of our businesses to operating, principal and credit risk. There can be no assurance that our risk management procedures and internal controls will prevent or reduce any such risks. Operating risk arises out of the daily conduct of our business and relates to the possibility that one or more of our employees could engage in an imprudent business activity that adversely impacts us. Principal risk relates to the fact that we hold securities, directly and through entities that we manage and in which we invest, that are subject to changes in value, and such changes could result in our incurring material losses. Credit risk occurs because we extend credit through our clearing brokers to various of our customers in the form of margin and other types of loan activities, such as subordinated and mezzanine loans.

      Operating risk is monitored at the holding company level and by business group managers, and by the directors of each of our operating subsidiaries. These directors review the overall business activities of each of our subsidiaries, and issue directions to address issues which, in the judgment of the directors, could result in material losses.

      Principal risk is monitored at the holding company and at the operating subsidiary level is managed primarily by conducting real-time monitoring of the amount and types of securities that we hold from time to time and by limiting our exposure to any one investment or type of investment. The most common categories of securities owned are those related to the daily trading activities of our brokerage operations and those which arise out of our underwriting, asset management, venture capital and mezzanine financing activities and other securities held for investment and available for sale. We attempt to limit our exposure to market risk on securities held as a result of our daily trading activities by limiting our inventory of trading securities to the amount needed to provide the appropriate level of liquidity in the securities for which we are a market maker.

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

      As a result of federal and state registration and SRO memberships, FBRC and FBRIS are subject to overlapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee- related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

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

Regulation As a Result of Acquisition of MMA and Rushmore

Supervision and Regulation

      As noted above, in March 2001 we received regulatory approval to acquire MMA and Rushmore. MMA is a privately-held investment adviser and is also the holding company for Rushmore, a federally chartered and federally insured savings bank. The transaction will close at the end of March, at which time, Rushmore will be converted into a national bank. We will then become a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and a financial holding company under the Gramm-Leach-Bliley Act, or GLB Act that was enacted in 1999.

      Upon closing of the transaction, we will be subject to supervision, regulation and examination by federal banking regulatory agencies. The following description summarizes the significant laws to which we and Rushmore will be subject upon consummation of the acquisition.

      The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act amended the BHC Act to permit a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, all its subsidiary depository institutions must be "well-capitalized" and "well- managed" and must also maintain at least a "satisfactory" rating under the Community Reinvestment Act. In March 2001, the Federal Reserve Board (the "Board") approved our application to be a FHC and we are now permitted to engage in financial activities as permitted by the BHC Act, as amended. Under the GLB Act, the Board serves as the "umbrella" regulator for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions.

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

      Upon completion of the acquisition of Rushmore, we will convert Rushmore into a national bank. National banks are subject to supervision and regulation by the Office of the Comptroller of Currency ("OCC"). Because the Board will regulate the FHC parent of Rushmore, the Board also has supervisory authority that may affect Rushmore.

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

Safe and Sound Banking Practices

      Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Board's Regulation Y, for example, generally requires a holding company to give the Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year,is equal to 10% or more of the holding company's consolidated net worth. The Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Consumer Laws and Regulations

      In addition to the laws and regulations discussed herein, Rushmore is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. In addition, the GLB Act imposes extensive privacy requirements applicable to all financial institutions. These laws and regulations impose certain disclosure requirements and regulate the manner in which financial institutions must deal with nonpublic personal information of consumers and consumer customers in connection with offering and providing financial services.

Factors Affecting Our Business, Operating Results and Financial Condition

We are adversely affected by the general risks of the investment business

      The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, and in markets influenced by sustained periods of low or negative economic growth. As a financial and investment firm, our operating results are adversely affected by a number of factors, which include:

      o the risk of losses resulting from the ownership or underwriting of securities;

      o the risks of trading securities for ourselves (i.e., principal activities) and for our customers;

      o reduced cash inflows from investors into our venture capital and asset management businesses;

      o     the risk of losses from lending to small, privately-owned companies;

      o     counterparty failure to meet commitments;

      o     customer default and fraud;

      o     customer complaints;

      o employee errors, misconduct and fraud (including unauthorized transactions by traders);

      o failures in connection with the processing of securities transactions;

      o     litigation and arbitration;

      o the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

      o the risk of reduced fees we receive for selling securities on behalf of our customers (i.e., underwriting spreads).

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

      In addition, at December 31, 2000, our three technology venture funds valued their investments in their portfolio companies at approximately $245.7 million. These companies are primarily Internet, information technology and genomics companies, the valuations of which are extremely volatile. Since these are largely private companies, their securities are illiquid and we would generally not be able to sell them except as part of or after an initial public offering or in connection with the sale of a portfolio company. General market conditions affecting the Internet, information technology and genomics sectors or conditions inherent in the companies themselves, could cause a drop in their valuations and lead to losses for us before we have an opportunity to lock in gains through the sale of their securities.

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

      In particular, Internet and information technology company stocks, which are an area of focus in both our venture capital and investment banking activities, are extremely volatile. During 2000, our revenues were favorably affected by an increase in the value of the securities, based on current market prices, in our venture capital investment portfolio. As a result, a decrease in the stock prices of Internet and information technology companies would lead to a reduction in the value of securities owned by us and to a significant decrease in our revenues, which could adversely affect the price of our stock. In addition, since we anticipate that a substantial portion of our returns from venture capital investments will be realized through initial public offerings of our portfolio companies, a decrease in the number of underwritten transactions in the technology sector, particularly of initial public offerings, could significantly hinder our ability to realize such returns. Returns may also be realized through sales of portfolio companies, which are dependent on the availability of strategic or financial acquirers. Acquirers may be unavailable or available only at unattractive prices during economic downturns or periods of declining prices in the technology sector.

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

We experience reduced revenues due to economic, political and market conditions

      Reductions in public offering, merger and acquisition, portfolio company valuation and securities trading activities, due to any one or more changes in economic, political or market conditions could cause our revenues from investment banking, venture capital, trading, lending, sales and asset management activities to decline materially. Many national and international factors affect the amount and profitability of these activities, including:

      o     economic, political and market conditions;

      o     level and volatility of interest rates;

      o     legislative and regulatory changes;

      o     currency values;

      o     inflation;

      o flows of funds into and out of mutual funds, pension funds and venture

      o     capital funds; and

      o     availability of short-term and long-term funding and capital.

      For example, in 2000, concerns about earnings of companies in the technology sector of the United States economy led to increased volatility and, in the second half of 2000, a decline in the Nasdaq. This decline has adversely affected underwriting and securities trading activity in the technology sector in the United States.

      In addition, we have organized, and will continue to organize, regional venture capital funds in Northern Virginia and other regions. Any of these regions may be affected by severe economic downturns or lack of growth, which could have an adverse effect on the availability and profitability of investments in the region.

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

      At December 31, 2000, our investments included $17.8 million in subordinated and mezzanine loans outstanding to and securities issued by small, privately-owned businesses. There is generally no publicly available information about such companies and we must rely on the diligence of our employees and agents to obtain information in connection with our investment decisions. Small companies may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such businesses may also experience substantial variations in operating results and there will generally be no established trading market for their securities. As a result of our lending activities, we are exposed to:

      o     credit risks;

      o     interest rate risks;

      o     risks related to the illiquidity of our investments;

      o     leverage risks; and

      o risks resulting from the competitive market for investment opportunities.

Our focus on relatively few industries limits our revenues

      We are dependent on revenues related to securities issued by companies in specific industry sectors. The financial services, real estate technology (primarily internet, information technology and genomics) and energy sectors, account for the majority of our investment banking, asset management and research activities and our venture capital business is concentrated almost exclusively in the Internet and information technology sectors. For example, in 2000 revenues from our technology-related investment banking transactions and our technology-based venture capital business accounted for 44% of our total revenues. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, would adversely affect our operating results and financial condition. In 1998 and 1999, the specialty finance companies, equity real estate investment trusts ("REITs") and mortgage REITs on which we focused experienced a significant downturn which in turn adversely affected us. Securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons.

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

      Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

      o the number of underwriting and merger and acquisition transactions completed by our clients;

      o the valuations of our principal investments, the investments of funds we manage and our venture capital portfolio companies;

      o the number of initial public offerings or sales of our venture capital portfolio companies;

      o access to public markets for companies in which we have invested as a principal;

      o the realization of profits or losses on principal investments or warrants we hold;

      o     the level of institutional and retail brokerage transactions;

      o the timing of recording of asset management fees and special allocations of income; and

      o variations in expenditures for personnel, litigation expenses, and expenses of establishing new business units, including marketing and technology expenses.

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

      There has been a significant amount of new capital invested in venture capital funds in recent years. With the amount of capital available, some companies that may have had difficulty in obtaining venture funding in the past may be able to do so, notwithstanding that the chances for success in these investments may be marginal. In addition, there is likely to be an increasing amount of competition among venture capital funds for the best investment prospects. Thus, our success will be largely dependent on our ability to identify and invest in the most favorable opportunities in a highly competitive venture capital market.

      Competition from commercial banks has increased because of recent acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. In addition, we expect competition from domestic and international banks to increase as a result of recent legislation and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks. Our acquisition of a bank will lead to direct competition from commercial banks, most of which will be larger and have greater resources than our bank subsidiary. This competition could adversely affect our operating results.

      We also face intense competition in our asset management business from a variety of sources, including venture capital funds, private equity funds, mutual funds, hedge funds and other asset managers. We compete for investor funds as well as for the opportunity to participate in transactions.

      We offer many of our investment banking and brokerage services online. The market for these services over the Internet is new, rapidly evolving and intensely competitive. We expect competition in this area to continue and intensify in the future. Our online brokerage services business faces direct competition from other brokerage firms providing online investing services.

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

      Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and self- regulatory organizations such as the National Association of Securities Dealers may institute administrative or judicial proceedings that may result in:

      o censure, fines or civil penalties (including treble damages in the case of insider trading violations);

      o     issuance of cease-and-desist orders;

      o deregistration or suspension of the non-compliant broker-dealer or investment adviser;

      o suspension or disqualification of the broker-dealer's officers or employees; or

      o     other adverse consequences.

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

      As a result of our acquisition of Rushmore and its conversion into a national bank, in 2001 we became a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, we will be subject to extensive supervision, regulation and examination by banking regulatory agencies. In general, the BHC Act prohibits or restricts a bank holding company's engagement in a wide variety of businesses, some of which are businesses in which we currently engage, including venture capital, merchant banking and investment banking.

      The Gramm-Leach-Bliley Act, or GLB Act, which became law in November 1999, significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act permits a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating. As noted above, the Federal Reserve Board has approved our application to be a FHC.

      We currently engage in a wide variety of businesses, including venture capital, merchant banking and investment banking, that existing law would prohibit us from engaging in as a bank holding company in the manner in which we currently engage in such businesses, but which the GLB Act appears to permit an FHC to engage in a similar fashion as we do today. Although we believe that we will be able to maintain our qualification as an FHC under the GLB Act and continue to engage in the businesses in which we currently engage, there can be no assurance that we will be able to do so or that we will not be required to incur substantial costs to maintain compliance with the GLB Act. In addition, even if we are successful in maintaining FHC status, the GLB Act is a very recently enacted law and there is a great deal of uncertainty surrounding its scope and interpretation. There can be no assurance that these regulations and subsequent interpretations will not prevent us from engaging in one or more lines of businesses in which we currently engage or will not impose restrictions that could limit the profitability of such businesses or otherwise restrict our flexibility in engaging in them.

      In addition, as a bank holding company (separate from our status as an FHC), we will be subject to a wide variety of restrictions, liabilities and other requirements applicable to bank holding companies, including required capital levels, restrictions on transactions with our bank subsidiary, restrictions on payment or receipt of dividends and community reinvestment requirements. Federal banking regulators possess broad powers to take supervisory action, including the imposition of potentially large fines, against both us and Rushmore as they deem appropriate if we violate any of these requirements or engage in unsafe or unsound practices. Such supervisory actions could result in higher capital requirements and limitations on both our banking and non-banking activities, any and all of which could have a material adverse effect on our businesses and profitability. Finally, the GLB Act will impose customer privacy requirements on any company engaged in financial activities such as those engaged in by Rushmore and by us. Any failure to comply with such privacy requirements could result in significant penalties or fines.

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

      Moreover, most of our venture capital portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Although there have been a substantial number of initial public offerings of Internet-related companies, if the market for such offerings continues to weaken for an extended period of time, the ability of our venture capital portfolio companies to grow and access the capital markets would be impaired.

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

Litigation and potential securities laws liabilities may adversely affect our business

      Many aspects of our business involve substantial risks of liability, litigation and arbitration, which could adversely affect us. As an underwriter, a broker-dealer and an investment adviser we are exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker- dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses. In recent years there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. We are also subject to the risk of other litigation, including litigation that may be without merit. As we intend actively to defend any such litigation, we could incur significant legal expenses. We carry very limited insurance that may cover only a portion of any such expenses. An adverse resolution of any future lawsuits against us could materially adversely affect our operating results and financial condition. In addition to these financial costs and risks, the defense of litigation or arbitration may materially divert the efforts and attention of our management and staff from their other responsibilities.

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

We may incur losses related to the real estate portfolio of our minority-owned REIT

      At December 31, 2000, we owned 35% of the outstanding common stock of FBR-Asset. FBR-Asset's assets are primarily real estate and mortgage assets, which include indirect holdings through investments in other companies. FBR-Asset's investments in real estate-related assets are subject to a variety of general, regional and local economic risks, as well as the following:

      o increases in interest rates could negatively affect the value of FBR-Asset's mortgage loans and mortgage-backed securities;

      o the borrowing of funds by FBR-Asset and several of the REITs in which it invests to finance mortgage loan investments could amplify declines in market value resulting from interest rate increases;

      o increases in prepayment rates during times of interest rate decline could negatively affect the value of FBR-Asset's mortgage-backed securities by requiring re-investment of the prepaid funds at the lower interest rates;

      o hedging against interest rate exposure may adversely affect FBR-Asset's earnings because hedging can be expensive and may not be effective;

      o multifamily and commercial real estate, which comprise much of the investments of the companies in which FBR-Asset has invested, may lose value and fail to operate properly;

      o investing in subordinate interests, which are owned by some of the companies in which FBR- Asset invests, exposes FBR-Asset to increased credit risk;

      o competition in the purchase, sale and financing of mortgage assets may limit the profitability of companies in which FBR- Asset invests; and

      o increased losses on uninsured mortgage loans can reduce the value of FBR-Asset's equity investments.

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

We are highly dependent on systems and third parties, so systems failures could significantly disrupt our business

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

      There are significant technical and financial risks in the development of new services and products or enhanced versions of existing services and products. We cannot assure you that we will be able to:

      o     develop or obtain the necessary technologies;

      o     effectively use new technologies;

      o     adapt our services and products to evolving industry standards; or

      o develop, introduce and market in a profitable manner service and product enhancements or new services and products.

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

Our common stock price is highly volatile

      The market price for our class A common stock has been highly volatile and is likely to continue to be highly volatile. The trading price of our stock has experienced significant price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to our operating performance. The price of our class A common stock has generally traded below our initial public offering price of $20.00 per share in December 1997 and has ranged from $3 5/8 per share to $21 3/4 per share since that time through March 23, 2001. Any negative changes in the public's perception of the prospects for companies in the investment, financial services or venture capital industries could depress our stock price regardless of our results.

      The following factors could contribute to the volatility of the price of our class A common stock:

      o actual or anticipated variations in our quarterly results and those of our portfolio companies;

      o new products or services offered by us, our portfolio companies and their competitors;

      o changes in our financial estimates and those of our portfolio companies by securities analysts;

      o conditions or trends in the investment, financial services or venture capital industries in general;

      o announcements by us, our portfolio companies or our competitors of significant acquisitions, strategic partnerships, investments or joint ventures;

      o changes in the market valuations of our portfolio companies and other technology companies;

      o negative changes in the public's perception of the prospects of investment, financial services or venture capital companies;

      o general economic conditions such as a recession, or interest rate or currency rate fluctuations;

      o additions or departures of our key personnel and key personnel of our portfolio companies; and

      o     additional sales of our securities.

      Many of these factors are beyond our control.

Our corporate governance is controlled by insiders

      As of December 31, 2000, our officers and directors directly controlled approximately 51% of the voting power of our outstanding common stock. Therefore, they are able to control the outcome of all corporate actions requiring shareholder approval (other than actions requiring a vote of holders of class A common stock voting as a separate class). Furthermore, our officers and directors have control over our operations, including significant control over compensation decisions under our benefit and compensation plans, including plans under which they are direct beneficiaries.

ITEM 2. PROPERTIES

      We lease over four floors of our headquarters building totaling approximately 72,721 square feet. We also lease approximately 24,513 square feet for our other offices. We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a defendant or plaintiff in any material lawsuits or arbitrations. We are a defendant in a small number of arbitrations and civil lawsuits relating to our various investment banking and broker-dealer businesses. There can be no assurances that these matters will not have a material adverse effect on the results of our operations in a future period, depending in part on the results for such period. However, based on our review of these matters with counsel, we believe that any result of these actions against us will not have a material adverse effect on either our consolidated financial condition or on our results of operation. For a discussion of the litigation risks associated with our business, see "Business--Factors Affecting Our Business, Operating Results and Financial Condition --Litigation and potential securities laws liabilities may adversely affect our business" (page
27).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and their ages as of December 31, 2000 are as follows:

  Name                      Age   Positions
  ----                      ---   ---------
Emanuel J. Friedman......   54    Chairman and Co-Chief Executive Officer;
                                  Director
Eric F. Billings.........   48    Vice Chairman and Co-Chief Executive Officer;
                                  Director
W. Russell Ramsey*.......   41    President and Co-Chief Executive Officer;
                                  Director
Robert S. Smith..........   41    Executive Vice President and Chief Operating
                                  Officer
Kurt R. Harrington.......   48    Senior Vice President and Chief Financial
                                  Officer

* In February 2001, we announced that Mr. Ramsey would begin focusing primarily on a new technology investment business, in which FBR will be a substantial investor. While he takes on this new effort, Mr. Ramsey will continue as President and Co-CEO of the company for a transition period expected to last through the end of the year.

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

W. Russell Ramsey

      Mr. Ramsey became President and Co-Chief Executive Officer of FBR in December 1999. Prior to that, he had served as President and Secretary since co-founding FBR in 1989. Mr. Ramsey is also the managing principal of Capital Crossover Partners LP in which FBR anticipates making a substantial investment, but that is not controlled by FBR.

Robert S. Smith

      Mr. Smith became Chief Operating Officer of FBR in December 1999. Mr. Smith joined FBR as its General Counsel in January 1997 and became Executive Vice President in December 1997. Prior to joining FBR, Mr. Smith was a partner of McGuire, Woods, Battle & Boothe, LLP, where he had been in practice since 1986, and represented FBR Company from its inception in 1989.

Kurt R. Harrington

      Kurt R. Harrington is the Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. Mr. Harrington joined FBR as Vice President Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly traded, closed-end venture capital company. As part of his portfolio management responsibilities at Jupiter, he also served on the board of a number of companies including Viasoft, Inc., a publicly traded software company. Mr. Harrington is also the Chief Financial Officer of FBR-Asset. Mr. Harrington is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The principal market for trading our Class A common stock is the New York Stock Exchange. Set forth below are the high and low sale prices of our Class A common stock for each quarter for 2000, 1999 and 1998.

                                  High           Low
                                  ----           ---
      2000
           Fourth Quarter...    $ 9 3/8        $ 6
           Third Quarter....      9 1/2          6 5/8
           Second Quarter...     11              5 1/2
           First Quarter....     19 15/16        6 3/16
      1999
           Fourth Quarter...      7 15/16        4 3/8
           Third Quarter....     14              6 3/8
           Second Quarter...     21 1/4          6 1/4
           First Quarter....      8 3/16         5 1/2
      1998
           Fourth Quarter...      7 3/4          3 3/4
           Third Quarter....     16 5/16         5
           Second Quarter...     21             13 3/4
           First Quarter....     17 13/16       14

      According to the records of our transfer agent, we had approximately 125 shareholders of record as of December 31, 2000. Because many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

      Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and do not plan to declare dividends on our Class A common stock, at this time. We did not repurchase shares of our common stock in 2000 and issued 182,903 shares pursuant to our Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION (1)
                (Dollars in thousands, except per share amounts)

                                                                                     Year Ended December 31,
                                                               ------------------------------------------------------------------
                                                                  2000          1999          1998          1997           1996
                                                               ---------     ---------     ---------     ---------      ---------
Consolidated Statements of Operations
Revenues:
  Investment banking:
    Underwriting ..........................................    $  21,086     $  22,642     $  70,791     $ 142,506      $  55,159
    Corporate finance .....................................       31,404        22,541        41,356        60,649         10,362
    Investment gains ......................................        1,453         3,853            --            --             --
  Institutional brokerage:
    Principal transactions ................................       32,319        22,058       (28,192)       16,646         25,466
    Agency commissions ....................................       21,084        14,988        15,308        12,395          7,554
  Asset management:
    Base management fees ..................................        9,719         9,409         7,556         3,156          1,522
    Incentive allocations .................................       44,456        35,903         3,841        12,610          2,312
    Net investment income (loss) ..........................        9,674        (3,196)       (3,943)        3,228          3,974
  Interest, dividends and other ...........................        9,695        10,768        16,151         4,945          3,554
                                                               ---------     ---------     ---------     ---------      ---------
      Total revenues ......................................      180,890       138,966       122,868       256,135        109,903
                                                               ---------     ---------     ---------     ---------      ---------
Expenses:
  Compensation and benefits ...............................      109,768        98,424        82,599       156,957         61,504
  Business development and professional services ..........       19,229        23,582        29,313        22,406         11,481
  Clearing and brokerage fees .............................        6,207         4,693         5,078         4,961          3,484
  Occupancy and equipment .................................        9,544         6,674         4,225         2,638          1,683
  Communications ..........................................        5,085         4,323         3,592         2,325          1,109
  Interest expense ........................................        1,665         1,323         4,927         3,770          2,665
  Other operating expenses ................................        7,147         6,918         9,343         5,941          3,139
                                                               ---------     ---------     ---------     ---------      ---------
      Total expenses ......................................      158,645       145,937       139,0771      198,998         85,065
                                                               ---------     ---------     ---------     ---------      ---------
Net income (loss) before taxes ............................       22,245        (6,971)      (16,209)       57,137         24,838
Income tax provision ......................................        4,163            --            --        22,855(3)       9,960(3)
                                                               ---------     ---------     ---------     ---------      ---------
Net income (loss) .........................................    $  18,082     $  (6,971)      (16,209)    $  34,282      $  14,878
                                                               =========     =========       =======     =========      =========
Consolidated Balance Sheet Data
Assets:
  Cash and cash equivalents ...............................    $  52,337     $  43,743     $  46,827     $ 207,691      $  20,681
  Marketable trading securities ...........................       18,447         6,137        13,150        78,784         55,013
  Long-term investments ...................................      142,950       135,723        97,157        36,351          6,424
  Other ...................................................       38,485        40,753        47,982        36,501         43,320
                                                               ---------     ---------     ---------     ---------      ---------
      Total assets ........................................    $ 252,219     $ 226,356     $ 205,116     $ 359,327      $ 125,438
                                                               =========     =========     =========     =========      =========
Liabilities:
  Accounts payable and other liabilities ..................    $  36,733     $  34,358     $  15,322     $  52,008      $  14,565
  Short-term debt .........................................           --            --            --        40,000         22,000
  Accrued dividends .......................................           --            --            --        24,000             --
  Trading account securities sold short ...................          930         3,029         2,892        16,673         39,814
                                                               ---------     ---------     ---------     ---------      ---------
      Total liabilities ...................................       37,663        37,387        18,214       132,681         76,379
Shareholders' equity ......................................      214,556       188,969       186,902       226,646         49,059
                                                               ---------     ---------     ---------     ---------      ---------
      Total liabilities and shareholders' equity ..........    $ 252,219     $ 226,356     $ 205,116     $ 359,327      $ 125,438
                                                               =========     =========     =========     =========      =========
Statistical Data
Basic earnings (loss) per share ...........................    $    0.37     $   (0.14)    $   (0.33)    $    1.48      $    0.67
Diluted earnings (loss) per share .........................    $    0.36     $   (0.14)    $   (0.33)    $    1.48      $    0.67
Pro forma basic and diluted earnings per share (2).........          N/A           N/A           N/A     $    0.85      $    0.40
Book value per share (3)...................................    $    4.34     $    3.86     $    3.81     $    4.53      $    1.31
Total employees (3)........................................          386           390           358           265            176
Revenue per employee ......................................    $     466     $     372     $     394     $   1,162      $     766
Pre-tax return on average equity ..........................           11%           (4)%          (8)%          41%            87%
Compensation and benefits expense as a percentage of
revenues ..................................................           61%           71%           67%           61%            50%
Basic weighted average shares outstanding (in thousands) ..       49,162        48,872        49,724        40,276         37,079
Diluted weighted average shares outstanding (in thousands)        50,683        48,872        49,724        40,276         37,079

(1) See Notes 1 and 2 of Notes to Consolidated Financial Statements for an explanation of the basis of presentation.
(2) Reflects pro forma Federal and state income taxes based on estimated applicable tax rates as if we had not elected subchapter S corporation status prior to December 21, 1997. Historical, as reported, income tax benefit for 1997 was $2,402. Historical, as reported, net income for 1997 and 1996 was $59,539 and $24,838, respectively.
(3)   As of end of the period reported.

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

Business Environment

      Our principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, venture capital, proprietary investments and asset management services) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the technology (primarily Internet and information technology), bank, financial services, energy and real estate sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in our areas of focus. During 2000, financial markets in the United States experienced increased volatility. During the second half of 2000, the rate of growth in the United States declined and investor concerns about corporate earnings increased and United States equity markets, as measured by a number of financial indices, declined from their record levels. In the second half of 2000, while a broad range of stocks declined, the prices of technology stocks in particular, were generally adversely effected.

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

      The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities in the future, have increased the competition for a similar customer base.

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

Operating Groups

      Asset Management Group

      Our asset management activities consist of managing and investing in a broad range of pooled investment vehicles, including venture capital funds and other investment partnerships, FBR Asset Investment Corporation ("FBR-Asset"), mutual funds and separate accounts. Our total assets under management ("AUM") decreased 7% from $879 million at December 31, 1999 to $820 million at December 31, 2000 primarily due to distributions from FBR Technology Venture Partners, L.P. ("TVP"). As of December 31, 2000, our long-term investments totaled $143.0 million.

      We generate revenue from our asset management activities in three ways:

      (1) We act as investment adviser and receive management fees for the management of investment partnerships, including venture capital funds, mutual funds, separate accounts and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in "base management fees" in our statements of operations.

      (2) We receive incentive income based upon the operating results of the venture capital funds and other partnerships. Incentive income represents special allocations, generally 20%, of realized and unrealized gains to our capital accounts as managing partner of the partnerships. This special allocation is sometimes referred to as "carried interest" and is recorded in "incentive allocations" in our statements of operations.

      (3) We record allocations, under the equity method of accounting, for our proportionate share of the earnings or losses of the venture funds and other partnerships and FBR-Asset. Income or loss allocations are recorded in "net investment income (loss)" in our statements of operations.

      Asset management revenue increased 52% over the last year from $42.1 million in 1999 to $63.8 million in 2000. This revenue has been derived from an increasing variety of investment vehicles, in particular managed venture capital funds. During all of 2000, technology venture capital emerged as a major contributor to our asset management business. Revenue from venture capital activity, including unrealized gains, accounted for $53.1 million of our total revenues during 2000, and we received $49.0 million in gross distributions from TVP. Venture capital assets under management decreased 18% from $373 million in 1999 to $306 million in 2000, due primarily to distributions of $267 million from TVP.

      Base management fees are earned on all of our AUM and are determined based on a percentage of actual or committed assets, excluding our own investment and certain other affiliated assets. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.25% for FBR-Asset's mortgage-backed securities to 2.5% for one of our venture capital funds). We receive base management fees from our managed funds quarterly or semi-annually. We recorded $9.7 million in base management fees for the year ended December 31, 2000.

      In addition to base management fees, we may earn incentive income on venture capital, other investment partnerships and FBR-Asset. Generally, we receive 20% of the net realized and unrealized investment gains (if any) on the assets contributed by third parties to the investment partnerships. Assets on which we have the potential to earn incentive income have decreased 11%, from $736 million at December 31, 1999 to $654 million as of December 31, 2000. For the year ended December 31, 2000, we recorded $44.5 million of incentive income, of which $42.7 related to TVP. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. In succeeding periods, we are entitled to an allocation of 20% of the partnership's realized and unrealized gains and the remaining 80% is allocated to the limited partners on a pro-rata basis. Our capital account in TVP, as of December 31, 2000, reflects the allocation of this 20% carried interest.

      The value of our investments in managed investment partnerships increased 11% to $77.7 million as of December 31, 2000 from $69.8 million as of December 31, 1999. In 2000, we recorded net investment income of $9.7 million and incentive income of $44.5 million related to these partnerships. To the extent that our managed partnerships hold securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as "haircuts". As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

      In May 1998, as part of our strategy to create new asset management products and to diversify our asset management business, we organized a business trust designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. In connection therewith, in July 1998, we made two loans and an equity investment totaling $24.5 million to three unrelated businesses. During 1999 and 2000, we wrote-down the equity investment to zero. The loans, valued at $17.8 million, bear interest at an average annual rate of 13.6%. We subsequently decided not to seek outside investment for this vehicle but continue to hold its investments as principal.

      Capital Markets Group

      Our investment banking and corporate finance activities consist of a broad range of services, including public and private transactions of a wide variety of securities and financial advisory services in merger, acquisition and strategic partnering transactions. During 2000, we completed or advised on 42 managed or co-managed investment banking and corporate finance transactions representing $5.4 billion, with $4.4 billion in public underwritings and private placements and $1.0 billion in merger and acquisition ("M&A") and advisory transactions. We also participated in 13 underwriting transactions as a syndicate or selling group member.

      During the year ended December 31, 2000, we managed or co-managed 10 initial public offerings ("IPOs") and 12 secondary offerings raising approximately $4.0 billion and generating $21.1 million in revenues. The average size of transactions managed was $184.0 million.

      Corporate finance revenues include private placement fees and M&A and advisory service fees. During the year ended December 31, 2000, we acted as placement agent or co-placement agent in 5 non-public transactions, raising $285.3 million and generating $8.9 million in revenues. We also advised on 15 M&A and other advisory assignments generating $22.5 million in revenues.

      Over the last two years, procedures for conducting securities transactions have changed dramatically due to the rise of online trading over the Internet. The underwriting of securities increasingly involves the use of the Internet. In order to capitalize on these trends and enhance our core business via the Internet, during the second quarter of 1999, we introduced fbr.com, an online investment bank and securities brokerage company. fbr.com is a division of FBRIS. We can leverage our strengths in capital raising services by offering these transactions online via fbr.com. Since announcing fbr.com on April 15, 1999, we had offered shares of 62 offerings online through December 31, 2000.

      The following table shows a detail of our investment banking revenues for the years indicated:

                           Investment Banking Revenues

                                           2000         1999         1998          1997         1996
                                         -------      -------      --------      --------      -------
                                                           (Unaudited, in thousands)
Public Underwritings
        Initial public offerings ..      $ 8,343      $ 8,910      $ 50,502      $115,403      $25,997
        Secondary public offerings        10,234       12,407        15,623        20,690        7,214
        High yield debt & preferred        2,509        1,325         4,666         6,413       21,948
                                         -------      -------      --------      --------      -------
             Underwriting .........       21,086       22,642        70,791       142,506       55,159
                                         -------      -------      --------      --------      -------
Non Public Capital Raising and M&A
        High yield debt & preferred           --        4,428         6,427         7,442        4,058
        M&A and advisory services .       22,511       14,554        15,608         9,716        3,637
        Private equity placements .        8,893        3,559        19,321        43,491        2,667
                                         -------      -------      --------      --------      -------
             Corporate Finance ....       31,404       22,541        41,356        60,649       10,362
                                         -------      -------      --------      --------      -------
             Total ................      $52,490      $45,183      $112,147      $203,155      $65,521
                                         =======      =======      ========      ========      =======

      In addition to our capital raising activities, we also offer institutional brokerage services to customers. Revenues related to these services are detailed below for the years indicated:

                        Institutional Brokerage Revenues

                                     2000         1999           1998           1997           1996
                                   --------     --------       --------       --------       --------
                                                       (Unaudited, in thousands)
Principal sales credits .....      $ 25,453     $ 24,305       $ 30,976       $ 29,276       $ 31,734
Trading gains and losses, net         6,866       (2,247)       (59,168)       (12,630)        (6,268)
Agency commissions ..........        21,084       14,988         15,308         12,395          7,554
                                   --------     --------       --------       --------       --------
          Total .............      $ 53,403     $ 37,046       $(12,884)      $ 29,041       $ 33,020
                                   ========     ========       ========       ========       ========

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

      We receive asset management revenue in our capacity as the investment manager to advisory clients and as general partner of several investment partnerships. Management fees and incentive income on investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the technology, financial services and real estate sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors. A growing base of AUM in incentive entities coupled with positive returns can provide significant revenues with a high net margin for our company.

      Underwriting revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co- manager, an underwriter ("syndicate member") or a broker-dealer included in the selling group. As lead manager, we generally receive 50% to 60% of the total underwriting spread and as a co-manager, we generally receive 5% to 40% of the total underwriting spread.

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

      Trading gains and losses are combined and reported on a net basis. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory.

      Agency commissions revenue includes revenue resulting from executing stock exchange-listed securities and OTC transactions as agent.

      Investment income and losses are combined and reported on a net basis. Income and losses primarily represent our proportionate share of income or loss related to investments in proprietary investment partnerships and FBR-Asset, in addition to recognized losses for "other than temporary" impairment on securities held as available-for-sale and realized gains and losses from the sale of investment securities. As of December 31, 2000, we had $1.1 million of unrealized losses related to available-for-sale securities including our interest in FBR-Asset's unrealized losses, recorded in accumulated other comprehensive loss. Upon the sale of these securities or in the event the decline in value is deemed other than temporary, the resulting difference between the cost and market value will be recorded as an investment loss.

      Expenses

      Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, asset management (including venture capital), underwriting and corporate finance professionals and to executive management. Incentive compensation (other than under the Executive Plan, described below) varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During 2000, certain of the Company's executive officers were eligible for bonuses under the Key Employee Incentive Plan (the "Key Employee Plan"). During 2000, the Company accrued $6.5 million of executive officer compensation, in accordance with the Key Employee Plan, representing 22.4% of the Company's pre-tax income (before executive officer compensation accruals). Compensation related to the Key Employee Plan was paid subsequent to December 31, 2000.

      The following table sets forth financial data as a percentage of revenues for the years presented:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                              2000         1999          1998          1997         1996
                                                             -----        -----         -----         -----        -----
Revenues:
        Investment banking:
             Underwriting ............................        11.7%        16.3%         57.6%         55.6%        50.2%
             Corporate finance .......................        17.4%        16.2%         33.7%         23.7%         9.4%
             Investment gains ........................         0.8%         2.8%           --            --           --
        Institutional brokerage:
             Principal transactions ..................        17.5%        15.9%        (22.9)%         6.5%        23.2%
             Agency commissions ......................        12.0%        10.8%         12.5%          4.9%         6.9%
        Asset management:
             Base management fees ....................         5.4%         6.8%          6.1%          1.2%         1.4%
             Incentive allocations ...................        24.6%        25.8%          3.1%          4.9%         2.1%
             Net investment income ...................         5.3%        (2.3)%        (3.2)%         1.3%         3.6%
        Interest, dividends and other ................         5.3%         7.7%         13.1%          1.9%         3.2%
                                                             -----        -----         -----         -----        -----
                  Total revenues .....................       100.0%       100.0%        100.0%        100.0%       100.0%
                                                             -----        -----         -----         -----        -----
Expenses:
        Compensation and benefits ....................        60.7%        70.8%         67.2%         61.3%        56.0%
        Business development and professional services        10.6%        17.0%         23.9%          8.8%        10.4%
        Clearing and brokerage fees ..................         3.4%         3.4%          4.2%          1.9%         3.2%
        Occupancy and equipment ......................         5.3%         4.8%          3.4%          1.0%         1.5%
        Communications ...............................         2.8%         3.1%          2.9%          0.9%         1.0%
        Interest expense .............................         0.9%         0.9%          4.0%          1.5%         2.4%
        Other operating expenses .....................         4.0%         5.0%          7.6%          2.3%         2.9%
                                                             -----        -----         -----         -----        -----
                  Total expenses .....................        87.7%       105.0%        113.2%         77.7%        77.4%
                                                             -----        -----         -----         -----        -----
                  Income (loss) before income taxes ..        12.3%        (5.0)%       (13.2)%        22.3%        22.6%
                                                             =====        =====         =====         =====        =====

      We estimate that our fixed costs as a percentage of revenue decreased from 53% for the year ended December 31, 1999 to 43% for the year ended December 31, 2000. This decrease is attributed to a significant decrease in our net trading losses and a decrease in business development and professional services.

Comparison of the Years Ended December 31, 2000 And 1999

      Total revenues increased 30% from $139.0 million in 1999 to $180.9 million in 2000 primarily due to an increase in asset management revenue, particularly incentive income related to TVP, net trading gains attributed to the volatile technology sector in the first half of 2000 and increased corporate finance revenue.

      Underwriting revenue decreased 7% from $22.6 million in 1999 to $21.1 million in 2000. The decrease is attributed to the decline in the size of our proportionate fee and fewer completed deals attributed to the continuation of lower prices and reduced activity in the markets for securities of companies in the financial services and real estate sectors, two of our areas of focus. During 2000, we managed 22 public offerings raising $4.0 billion and generating $21.1 million in revenues. During 1999, we managed 23 public offerings raising $2.0 billion and generating $22.6 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $85.4 million in 1999 to $184.0 million in 2000.

      Corporate finance revenue increased 40% from $22.5 million in 1999 to $31.4 million in 2000. This increase was primarily due to a 55% increase in M&A and other advisory assignments revenue from $14.5 million in 1999 to $22.5 million in 2000. In 2000, we completed 15 M&A transactions compared to 12 in 1999. In 2000, the average revenue earned per M&A and advisory assignment was $1.5 million compared to $1.2 million in 1999. Additionally, in 2000, the Company sold warrants that had been previously received as part of a private capital raising transaction resulting in a gain of $1.5 million reflected in the investment gains line under investment banking.

      Institutional brokerage revenue from principal transactions increased 43% from $22.1 million in 1999 to $32.3 million in 2000. This increase was primarily due to an increase in the Company's penetration of large institutional accounts and to the Company's ability, as a market maker for its own account, to generate gains related to the market volatility in the technology sector.

      Institutional brokerage agency commissions increased 45% from $15.0 million in 1999 to $21.1 million in 2000. This increase was primarily due to increased customer trading, particulary in the technology sector, due to, among other things, volatility in the markets. In addition, we believe we have achieved greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management incentive allocations increased 24% from $35.9 million in 1999 to $44.5 million in 2000. Incentive allocations in 2000 are from several partnership, primarily TVP, and represent realized and unrealized gains as well as realization events related to our partnership interests and underlying securities. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. To the extent that TVP holds securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements include Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. As the restriction period decreases over time, the amount of the discount is generally reduced. All such securities reflect the December 31, 2000 closing price less a discount to reflect restrictions on liquidity and marketability. We review these valuations and discounts quarterly and make adjustments as appropriate.

      Asset management net investment income (loss) changed from $(3.2) million in 1999 to $9.7 million in 2000. Net investment income in 2000 included $12.7 million of net investment income from investments in our managed partnerships and $7.1 million of net investment income generated from our investment in FBR-Asset offset by $(7.9) million in write-downs of our private debt and preferred equity investments and $(4.3) million of "other than temporary" impairments related to available-for-sale equity investments. Net investment income in 1999 included $5.1 million of net investment income from investments in our managed partnerships offset by $(1.8) million in write-downs of our private debt and preferred equity investments and $(6.5) million of "other than temporary" impairments related to available-for-sale equity investments. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(1.1) million as of December 31, 2000. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity investments are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reductions as an investment loss.

      Net interest, dividends and other revenue (net of interest expense) decreased 15% from $9.4 million in 1999 to $8.0 million in 2000. This decrease is primarily due to a decrease in our trading inventory from which dividend income may be earned. During 1999, we recorded $1.7 million of dividend income compared to $0.9 million in 2000 due to the decrease in inventory. Interest income (net of interest expense) increased from $6.5 million in 1999 to $7.1 million in 2000 due to reduced interest expense on our trading accounts.

      Total expenses increased 9% from $145.9 million in 1999 to $158.6 million in 2000 due primarily to an increase in compensation and benefits expense described below.

      Compensation and benefits expense increased 12% from $98.4 million in 1999 to $109.8 million in 2000. This increase was due primarily to increased compensation associated with our venture capital funds and, to a lesser extent, an increase in investment banking compensation and executive officer compensation. The fund management teams have an agreement with the Company to receive a percentage of the incentive income paid by the funds. For TVP, the fund management team earns 60% of the incentive income and this amount is recorded as compensation expense at the time the incentive income is recorded.

      Business development and professional services decreased 19% from $23.6 million in 1999 to $19.2 million in 2000 primarily due to a decrease in advertising and other promotional expenses incurred in 1999 related to fbr.com.

      Clearing and brokerage fees increased 32% from $4.7 million in 1999 to $6.2 million in 2000 due to an increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 13% in 1999 to 12% in 2000 due to the increase in principal transactions.

      Occupancy and equipment expense increased 42% from $6.7 million in 1999 to $9.5 million in 2000 primarily due to the expansion of office space and an increase in depreciation and amortization expense related to software, computer and telecommunications equipment for fbr.com's operations. Depreciation and amortization expense increased $ 2.1 million in 2000 compared to 1999.

      Communications expense increased 19% from $4.3 million in 1999 to $5.1 million in 2000 due to increased Internet and data communications backbone redundancy and increasing voice traffic.

      Other operating expenses were fairly stable during 2000 increasing only 3% from $6.9 million in 1999 to $7.1 million in 2000.

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

      Corporate finance revenue decreased 45% from $41.4 million in 1998 to $22.5 million in 1999. This decrease was primarily due to a 69% decrease in private placement revenue from $25.7 million in 1998 to $8.0 million in 1999. In 1999, we completed 11 private placement transactions compared to 8 in 1998, however, in 1998, we completed one of the largest private placement transactions in our history from which we earned $17.8 million in revenue. In 1999, the average revenue earned per private placement transaction was $0.7 million. Additionally, in 1999, the Company exercised warrants that had been previously received as part of a private capital raising transaction resulting in a gain of $3.9 million reflected in the investment gains line under investment banking.

      Institutional brokerage revenue from principal transactions increased significantly from $(28.2) million in 1998 to $22.1 million in 1999. This increase is primarily attributed to larger and more concentrated corporate securities inventories in 1998, specifically in the REIT and mortage company sectors and the market decline related to these sectors in the second half of 1998. The Company's largest losses in 1998 are principally from holding positions in stocks in which the Company acted as an underwriter.

      Institutional brokerage agency commissions decreased 2% from $15.3 million in 1998 to $15.0 million in 1999 primarily due to the decline in securities transaction volume attributed to less market activity in the real estate and financial services sectors in 1999 compared to 1998.

      Asset management incentive allocations increased 845% from $3.8 million in 1998 to $35.9 million in 1999. Incentive income in 1999 is almost entirely related to TVP and primarily represents unrealized gains allocated as carried interest to our capital account in TVP. In the fourth quarter of 1999, we recorded $34.3 million of venture capital incentive income which reflects our carried interest in the unrealized gains of TVP.

      Asset management net investment loss decreased 18% from $(3.9) million in 1998 to $(3.2) million in 1999. Investment loss in 1998 was generated primarily from investments in our managed partnerships. Net investment loss in 1999 includes gains of $9.2 million offset by losses of $(12.4) million as follows: $5.1 million of net gains related to investments in our managed partnerships, of which $4.0 million related to our investment in TVP; $4.1 million of gains related to our investment in FBR-Asset; $(10.4) million of "other than temporary" unrealized depreciation related to available for sale investments; $(1.8) million of unrealized losses related to a private, mezzanine investment in a preferred stock and $(0.2) million of realized losses related to the sale of available-for-sale investments. Unrealized losses related to our investments that are included in "accumulated other comprehensive loss" in our balance sheet totaled $(6.0) million as of December 31, 1999. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. We periodically review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends and other revenue (net of interest expense) decreased 16% from $11.2 million in 1998 to $9.4 million in 1999. This decrease is primarily due to a decrease in our trading inventory from which dividend income may be earned. During 1998, we recorded $3.7 million of dividend income compared to $1.7 million in 1999 due to the decrease in inventory.

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

      Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of December 31, 2000, liquid assets consisted primarily of cash and cash equivalents of $52.3 million and a receivable for cash on deposit with FBRC's clearing broker of $11.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $18.4 million in marketable securities. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $17.7 million as of December 31, 2000 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of FBRC's clearing broker that is allowable for net capital purposes. The agreement expires in December 2001.

      Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and preferred equity investments in privately held companies. Although our investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are mostly in publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements.

      FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. As such, they are subject to the minimum net capital requirements promulgated by the SEC. FBRC's and FBRIS' regulatory net capital has historically exceeded these minimum requirements. As of December 31, 2000, FBRC was required to maintain minimum regulatory net capital of $0.9 million and had total regulatory net capital of $30.2 million which was $29.3 million in excess of its requirement. As of December 31, 2000, FBRIS was required to maintain minimum regulatory net capital of $0.1 million and had total regulatory net capital of $0.7 million which was $0.6 million in excess of its requirement. Regulatory net capital requirements increase when FBRC and FBRIS are involved in underwriting activities based upon a percentage of the amount being underwritten by FBRC and FBRIS.

      As of December 31, 2000, we had net operating losses ("NOL") for tax purposes of $34.8 million that expire through 2019. We maintain a partial valuation allowance related to the NOL and net deferred tax asset, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized. As a result of recording the valuation allowance, based on current evidence, we estimate that future income tax provisions recorded in the Consolidated Statement of Operations will be reduced by approximately $6.6 million in pre-tax income.

      In October 1999, we announced a definitive agreement to acquire Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB, Bethesda, Maryland. MMA is a privately-held investment adviser with $965 million in assets under management as of December 31, 2000. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for 20 mutual funds. Rushmore is a federally chartered and federally insured savings bank that offers traditional banking services (lending, deposits, cash management, trust services and serves as a transfer agent and custodian), along with mutual fund accounting. Upon closing, we will have new capabilities in traditional banking and cash management services, as well as fund administration, to offer our customers. Under the terms of the agreement, we will acquire MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period. The transaction has been approved by the regulators and the shareholders of the Rushmore Funds and will close effective April 1, 2001.

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

      We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our company's Class A Common Stock. Since announcing the share repurchase program, the company purchased 1,468,027 shares as of December 31, 2000. 482,857 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.

High Yield and Non-Investment Grade Debt and Preferred Securities

      We underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the comparative illiquidity of the market for such securities. Our portfolio of such securities at December 31, 2000 and 1999 is included in trading securities and long-term investments and had an aggregate fair value of approximately $25.5 million and $25.3 million, respectively. Our trading and investment portfolios may, from time to time, contain concentrated holdings of selected issues. Our largest, unhedged non-investment grade securities position was $10.0 million at December 31, 2000 and 1999.

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

                                                                                        Expiration
                                         Number of     Exercise     Closing Price on     Date of
                                          Warrants       Price      December 31, 2000    Warrants
                                          --------       -----      -----------------    --------
Access Data .........................      218,183      $ 1.6500                *        03/29/05
American Home Mortgage Holdings, Inc.      125,000        7.8000         $ 4.7500        09/30/04
BIT Central, Inc. ...................       63,000        1.0000                *        06/30/05
Capital Automotive REIT .............      894,457       15.0000          13.8125        02/12/03
Dry, Inc. ...........................       11,832       10.0000                *        10/16/05
FBR Asset Investment Corporation ....      970,805       20.0000          20.0000        12/11/07
Headstrong ..........................       60,000       13.0000                *        05/26/10
Local Financial Corporation .........      377,000       10.0000          13.1250        09/08/02
PlanetClick, Inc. ...................       56,164        3.1988                *        06/30/04
PocketScript ........................      103,013        1.5000                *        01/27/07
RAIT Investment Trust ...............       99,292       15.0000          12.3200        01/08/03
Styling Technology Corporation ......       71,050       12.0000               **        11/21/01
Synchrologic ........................       61,263        6.6500                *        08/25/05
The Bancorp.com, Inc. ...............       28,093       10.0000                *        11/01/04
Total Funding.com ...................      521,400        3.0000                *        02/11/05
Ultraprise Corporation ..............      136,427        2.5333                *        12/22/04
Vcampus Corporation (formerly UOLP) .       18,500        4.6250           0.8438        09/16/03
World Web, Ltd. .....................      233,334        1.5000                *        12/13/04
Xypoint Corporation .................      285,107        2.1000                *        07/10/03

* The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.
**    This security was not trading on December 31, 2000.

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

      We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our marketable trading and long-term investments and unrealized incentive income. Direct market risk exposure to changes in foreign exchange rates is not material. Equity and debt price risk is managed primarily through the daily monitoring of capital committed to various issuers and industry segments.

Marketable and Trading Securities

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

      At December 31, 2000, the fair value of our trading securities was $7.7 million in long positions and $0.9 million in short positions. In addition, at December 31, 2000, the fair value of our marketable securities that we had received in distributions from TVP was $10.7 million. The net potential loss in fair value at December 31, 2000, using a 10% hypothetical decline in reported value of long positions (offset by a 10% hypothetical increase in reported value of short positions) was $1.8 million.

Long-Term Investments

      Our long-term investments consist of investments in investment partnerships, including venture funds, that we manage, an investment in a REIT that we also manage, direct debt and equity investments in privately held companies and direct investments in equity securities of public companies.

      As of December 31, 2000, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 2000, we recorded, in earnings, net realized and unrealized gains from our investments of $9.7 million and incentive income from realized and unrealized gains in investment partnerships, including venture capital, of $44.5 million. We also maintain, as a separate component of shareholders' equity, $1.1 million of accumulated other comprehensive loss, representing $0.9 million of unrealized losses on our direct investments and $0.2 million of unrealized losses related to our investment in the REIT.

      The following chart shows the allocation of FBR's long-term investments as stated on the December 31, 2000 balance sheet, by sector and by managed fund and also shows the allocation of long-term investments in publicly traded and private securities. Managed funds are categorized by the value of the majority of their investments. In addition, from time to time, the Company implements risk management strategies, the value of which may not be included in the balance sheet line for long-term investments.

Financial                                    Public      Private      Total
- ---------                                    ------      -------     -------
FBR Ashton, LP                               $15,430     $    --     $15,430     13.1%
FBR Private Equity Fund, LP                    1,315       2,353       3,668      3.1%
FBR Future Financial Fund, LP                     --       1,659       1,659      1.4%
FBR Financial Services Partners, LP              187       1,393       1,580      1.3%
Direct investment                              1,414          --       1,414      1.2%
                                              ------      ------     -------    -----
                                              18,346       5,405      23,751     20.1%

Real Estate
- -----------
FBR Asset Investment Corporation              28,626       1,428      30,054     25.5%
Direct investment                              3,305          --       3,305      2.8%
                                              ------      ------     -------    -----
                                              31,931       1,428      33,359     28.3%
                                              ------      ------     -------    -----
Subtotal                                      50,277       6,833      57,110     48.4%
                                              ------      ------     -------    -----

Technology
- ----------
FBR Technology Venture Partners, LP (1)        7,812       3,163      10,975      9.3%
FBR Technology Venture Partners II, LP           344       6,074       6,418      5.4%
FBR CoMotion Venture Capital I, LP (2)            --       1,296       1,296      1.1%
DDL and related direct investments                --       4,658       4,658      4.0%
Other direct investment                          652          --         652      0.6%
                                              ------      ------     -------    -----
                                               8,808      15,191      23,999     20.4%
                                              ------      ------     -------    -----

Debt
- ----
Direct investment (3)                             --      17,837      17,837     15.1%
                                              ------      ------     -------    -----

Other
- -----
Braddock Partners, LP                          4,920          --       4,920      4.2%
FBR Arbitrage, LLC                            10,320          --      10,320      8.7%
FBR Weston, LP                                 1,403          --       1,403      1.2%
Third-party partnerships                          --       1,383       1,383      1.2%
Other                                            426         482         908      0.8%
                                             -------     -------    --------    -----
                                              17,068       1,865      18,933     16.1%
                                             -------     -------    --------    -----
TOTALS                                       $76,152     $41,728    $117,879    100.0%
                                             =======     =======    ========    =====

      (1) Amount is net of accrued Fund Manager Compensation expense ("FMC") of $12,938. Asset value before FMC as of December 31, 2000 was $23,913. As part of the Company's risk management procedures, when market conditions permit, the Company takes steps to realize or lock-in gains on these securities including through option strategies. As of December 31, 2000, the capital exposure of the Company net of the effect of the implementation of option strategies was $4,119. The fair value of options included in long-term investments as of December 31, 2000 was $9,705.
      (2)   Amount is net of loans of $2,428 made by the Company to FBR
            CoMotion Venture Capital I, LP.
      (3) Represents Private debt of two issuers with a face amount of $10,337 and $7,500, respectively.

      As of December 31, 2000, the recorded value of our long-term investment securities was $143.0 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $14.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is set forth in Item 14 of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on June 7, 2001 under the headings "Proposal No. 1--Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on June 7, 2001 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on June 7, 2001 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on June 7, 2001 under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements. The following consolidated financial statements for the year ended December 31, 2000, filed as part of this Form 10-K, are incorporated by reference into this Item 14:

      A. Friedman, Billings, Ramsey Group, Inc. Report of Independent Public Accounts (page F-2)

            Consolidated Balance Sheets--Years ended 2000 and 1999 (page F-3)

            Consolidated Statements of Operations--Years ended 2000, 1999 and 1998 (page F-4)

            Consolidated Statements of Changes in Shareholders' Equity -Years ended 2000, 1999 and 1998 (page F-5)

            Consolidated Statements of Cash Flows--Years ended 2000, 1999 and 1998 (page F-6)

            Notes to Consolidated Financial Statements (pages F-7)

      B.    FBR Technology Venture Partners L.P. Financial Statements (G-1)

      C.    FBR Ashton, L.P. Financial Statements (H-1)

      D.    FBR Asset Investment Corporation Financial Statements (I-1)

      (b) On October 27, 2000, we filed a Form 8-K announcing our third quarter 2000 financial results and on November 2, 2000, we filed a Form 8-K supplementing the information in the October 27, 2000 8-K with an Unaudited Financial and Statistical Supplement.

      2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

      3. Exhibits identified in parenthesis below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference. Exhibits identified in brackets below are on file with the SEC as part of our 1998 Annual Report on Form 10-K, and are incorporated herein by reference. Exhibits identified in double parenthesis below are on file with the SEC as part of our 1999 Annual Report on Form 10-K, and are incorporated herein by reference.

                                       EXHIBIT INDEX

Exhibit
Number                                 Exhibit Title
- ------      --------------------------------------------------------------------
  2.01 --Purchase and Sale Agreement Between Money Management Associates et al. And FBR dated, October 20, 1999. ((Exhibit 2.01))

  3.01      --Registrant's Articles of Incorporation. (Exhibit 3.01)

  3.02      --Registrant's Bylaws. (Exhibit 3.03)

  4.01 --Form of Specimen Certificate for Registrant's Class A Common Stock (Exhibit 4.01)

 10.01 --Revolving Subordinated Loan Agreement, between Friedman, Billings, Ramsey & Co., dated August Custodial Trust Company and 4, 1998. [10.01]

 10.02      --The 1997 Employee Stock Purchase Plan. (Exhibit 10.05)

 10.03      --FBR Stock and Annual Incentive Plan. ((Exhibit 10.03))

 10.04      --The Non-Employee Director Stock Compensation Plan. (Exhibit 10.07)

 10.05      --The Key Employee Incentive Plan. (Exhibit 10.08)

 21.01      --List of Subsidiaries of the Registrant

 23.01      --Consent of Independent Public Accountants

 99.01 --Memorandum of Understanding between FBR and PNC Bank Corp., dated as of October 28, 1997. (Exhibit 99.01)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                               /S/ EMANUEL J. FRIEDMAN
                                               ---------------------------------
                                        By:
                                                 Emanuel J. Friedman,
                                           Chairman of the Board of Directors,
                                              Co-Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date
- -----------------------      -------------------------------     --------------

/s/ EMANUEL J. FRIEDMAN      Chairman of the Board of            March 29, 2001
                             Directors, Co-Chief
  Emanuel J. Friedman        Executive Officer

 /s/ ERIC F. BILLINGS        Vice Chairman of the Board of       March 29, 2001
                             Directors and Co-Chief
   Eric F. Billings          Executive Officer

 /s/ W. RUSSELL RAMSEY       President, Co-Chief Executive       March 29, 2001
                             Officer and Director
   W. Russell Ramsey

/s/ KURT R. HARRINGTON       Senior Vice President and Chief     March 29, 2001
                             Financial Officer (Principal
  Kurt R. Harrington         Financial and Accounting
                             Officer)

/s/ DANIEL J. ALTOBELLO      Director                            March 29, 2001

  Daniel J. Altobello

/s/ WALLACE L. TIMMENY       Director                            March 29, 2001

  Wallace L. Timmeny

  /s/ MARK R. WARNER         Director                            March 29, 2001

    Mark R. Warner

         FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants ..............................      F-2

Consolidated Balance Sheets--As of December 31, 2000 and 1999 .........      F-3

Consolidated Statements of Operations--Years ended December 31, 2000,
1999 and 1998 .........................................................      F-4

Consolidated Statements of Changes in Shareholders' Equity--Years ended
2000, 1999 and 1998 ...................................................      F-5

Consolidated Statements of Cash Flows--Years ended December 31, 2000,
1999 and 1998 .........................................................      F-6

Notes to Consolidated Financial Statements ............................      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Friedman, Billings, Ramsey Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Friedman, Billings, Ramsey Group, Inc. (a Virginia corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman, Billings, Ramsey Group, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 30, 2001,except for
Note 16, as to which the date
is March 13, 2001

                      FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               2000            1999
                                                                                               ----            ----
                                                                                              (Dollars in thousands,
                                                                                                 except per share
                                                                                                      amounts)
ASSETS
Cash and cash equivalents .............................................................      $  52,337       $  43,743
Receivables:
        Investment banking ............................................................          4,696           4,273
        Asset management fees .........................................................          1,806           3,112
        Affiliates ....................................................................          1,849           1,339
        Other .........................................................................          2,744           1,698
Due from clearing broker ..............................................................         11,840          13,472
Marketable and trading securities, at market value ....................................         18,447           6,137
Long-term investments .................................................................        142,950         135,723
Furniture, equipment, software and leasehold improvements, net of accumulated
   depreciation and amortization of $10,636 and $5,798, respectively ..................         10,173          11,308
Deferred tax asset ....................................................................             --           2,402
Prepaid expenses and other assets .....................................................          5,377           3,149
                                                                                             ---------       ---------
             Total assets .............................................................      $ 252,219       $ 226,356
                                                                                             =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Trading account securities sold but not yet purchased, at market value ........      $     930       $   3,029
        Accounts payable and accrued expenses .........................................         11,348           8,869
        Accrued compensation and benefits .............................................         22,849          24,130
        Deferred tax liability ........................................................          1,760              --
        Long-term secured loans .......................................................            776           1,359
                                                                                             ---------       ---------
             Total liabilities ........................................................         37,663          37,387
                                                                                             ---------       ---------
Commitments and contingencies (Note 11) ...............................................             --              --
Shareholders' Equity:
        Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and
          Outstanding .................................................................             --              --
        Class A Common Stock, $0.01 par value, 150,000,000 shares authorized,
          17,455,406 and 14,304,026 shares issued, respectively .......................            175             143
        Class B Common Stock $0.01 par value, 100,000,000 shares authorized,
          32,910,029 and 35,799,729 shares issued and outstanding, respectively .......            329             358
        Additional paid-in capital ....................................................        210,164         208,678
        Treasury stock, at cost, 985,170 and 1,143,027 shares, respectively ...........         (7,188)         (8,341)
        Accumulated other comprehensive loss ..........................................         (1,128)         (5,991)
        Retained earnings (deficit) ...................................................         12,204          (5,878)
                                                                                             ---------       ---------
             Total shareholders' equity ...............................................        214,556         188,969
                                                                                             ---------       ---------
             Total liabilities and shareholders' equity ...............................      $ 252,219       $ 226,356
                                                                                             =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                               2000              1999               1998
                                                            -----------      ------------       ------------
                                                                       (Dollars in thousands
                                                                      except per share amounts)
Revenues:
   Investment banking:
        Underwriting .................................      $    21,086      $     22,642       $     70,791
        Corporate finance ............................           31,404            22,541             41,356
        Investment gains .............................            1,453             3,853                 --
   Institutional brokerage:
        Principal transactions .......................           32,319            22,058            (28,192)
        Agency commissions ...........................           21,084            14,988             15,308
   Asset management:
        Base management fees .........................            9,719             9,409              7,556
        Incentive allocations ........................           44,456            35,903              3,841
        Net investment income (loss) .................            9,674            (3,196)            (3,943)
   Interest, dividends and other .....................            9,695            10,768             16,151
                                                            -----------      ------------       ------------
             Total revenues ..........................          180,890           138,966            122,868
Expenses:
        Compensation and benefits ....................          109,768            98,424             82,599
        Business development and professional services           19,229            23,582             29,313
        Clearing and brokerage fees ..................            6,207             4,693              5,078
        Occupancy and equipment ......................            9,544             6,674              4,225
        Communications ...............................            5,085             4,323              3,592
        Interest expense .............................            1,665             1,323              4,927
        Other operating expenses .....................            7,147             6,918              9,343
                                                            -----------      ------------       ------------
             Total expenses ..........................          158,645           145,937            139,077
        Net income (loss) before taxes ...............           22,245            (6,971)           (16,209)
        Income tax provision - deferred ..............            4,163                --                 --
                                                            -----------      ------------       ------------
             Net income (loss) .......................      $    18,082      $     (6,971)      $    (16,209)
                                                            ===========      ============       ============
        Basic earnings (loss) per share ..............      $      0.37      $      (0.14)      $      (0.33)
                                                            ===========      ============       ============
        Diluted earnings (loss) per share ............      $      0.36      $      (0.14)      $      (0.33)
                                                            ===========      ============       ============
        Basic weighted average shares outstanding ....       49,161,799        48,872,191         49,723,514
                                                            ===========      ============       ============
        Diluted weighted average shares outstanding ..       50,682,582        48,872,191         49,723,514
                                                            ===========      ============       ============

 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY

                            (Dollars in thousands)

                                          Class A                    Class B                     Additional
                                           Number      Class A        Number        Class B       Paid-In       Treasury
                                         of Shares      Amount      of Shares        Amount       Capital         Stock
                                         ----------    -------      ----------      -------      ---------       -------
Balances, December 31, 1997  ......      13,451,421       134       36,577,579         366         208,843            --
  Net loss ........................              --        --               --          --              --            --
  Conversion of Class B shares to
    Class A shares ................         265,150         3         (265,150)         (3)             --            --
  Repurchase of treasury stock ....              --        --               --          --              --        (8,062)
  Issuance of treasury stock ......              --        --               --          --            (318)          981
  Other comprehensive loss:
    Unrealized change in investment
      securities ..................              --        --               --          --              --            --

    Comprehensive loss ............              --        --               --          --              --            --
                                         ----------      ----       ----------       -----       ---------       -------
Balances, December 31, 1998  ......      13,716,571       137       36,312,429         363         208,525        (7,081)
  Net loss ........................              --        --               --          --              --            --
  Conversion of Class B shares to
    Class A shares ................         512,700         5         (512,700)         (5)             --            --
  Repurchase of treasury stock ....              --        --               --          --              --        (2,712)
  Issuance of treasury stock ......              --        --               --          --            (345)        1,452
  Issuance of Class A common
    stock .........................          74,755         1               --          --             498            --
  Other comprehensive income:
  Unrealized change in investment
    securities ....................              --        --               --          --              --            --

  Comprehensive income ............              --        --               --          --              --            --
                                         ----------      ----       ----------       -----       ---------       -------
Balances, December 31, 1999  ......      14,304,026      $143       35,799,729       $ 358       $ 208,678       $(8,341)
                                         ==========      ====       ==========       =====       =========       =======
  Net income ......................              --        --               --          --              --            --
  Conversion of Class B shares to
    Class A shares ................       2,889,700        29       (2,889,700)        (29)             --            --
  Issuance of treasury stock ......              --        --               --          --             (33)        1,153
  Issuance of Class A common
    stock .........................         261,680         3               --          --           1,519            --
  Other comprehensive income:
  Unrealized change in investment
    securities ....................              --        --               --          --              --            --

  Comprehensive income ............              --        --               --          --              --            --
                                         ----------      ----       ----------       -----       ---------       -------
Balances, December 31, 2000  ......      17,455,406      $175       32,910,029       $ 329       $ 210,164       $(7,188)
                                         ==========      ====       ==========       =====       =========       =======

                                          Accumulated     Retained
                                         Other Compre-    Earnings                   Comprehensive
                                         hensive Loss     (Deficit)        Total     Income (Loss)
                                         -------------    --------       ---------   -------------
Balances, December 31, 1997  ......              --         17,302         226,645
  Net loss ........................              --        (16,209)        (16,209)      $(16,209)
  Conversion of Class B shares to
    Class A shares ................              --             --              --
  Repurchase of treasury stock ....              --             --          (8,062)
  Issuance of treasury stock ......              --             --             663
  Other comprehensive loss:
    Unrealized change in investment
      securities ..................         (16,135)            --         (16,135)       (16,135)
                                                                                         --------
    Comprehensive loss ............              --             --              --       $(32,344)
                                           --------       --------       ---------       ========
Balances, December 31, 1998  ......         (16,135)         1,093         186,902
  Net loss ........................              --         (6,971)         (6,971)      $ (6,971)
  Conversion of Class B shares to
    Class A shares ................              --             --              --
  Repurchase of treasury stock ....              --             --          (2,712)
  Issuance of treasury stock ......              --             --           1,107
  Issuance of Class A common
    stock .........................              --             --             499
  Other comprehensive income:
  Unrealized change in investment
    securities ....................          10,144             --          10,144         10,144
                                                                                         --------
  Comprehensive income ............              --             --              --       $  3,173
                                           --------       --------       ---------       ========
Balances, December 31, 1999  ......        $ (5,991)      $ (5,878)      $ 188,969
                                           ========       ========       =========
  Net income ......................              --         18,082          18,082       $ 18,082
  Conversion of Class B shares to
    Class A shares ................              --             --              --
  Issuance of treasury stock ......              --             --           1,120
  Issuance of Class A common
    stock .........................              --             --           1,522
  Other comprehensive income:
  Unrealized change in investment
    securities ....................           4,863             --           4,863          4,863
                                                                                         --------
  Comprehensive income ............              --             --              --       $ 22,945
                                           --------       --------       ---------       ========
Balances, December 31, 2000  ......        $ (1,128)      $ 12,204       $ 214,556
                                           ========       ========       =========

 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                   Years Ended December 31,
                                                                          ----------------------------------------
                                                                             2000            1999           1998
                                                                          ---------       ---------      ---------
Cash flows from operating activities:
  Net income (loss) ................................................      $  18,082       $  (6,971)     $ (16,209)
  Non-cash items included in earnings-
    (Income) loss and incentive (income) on long-term investments ..        (16,720)        (33,269)           101
    Depreciation and amortization ..................................          4,886           2,749          1,390
    Income tax provision-deferred ..................................          4,163              --             --
    Other ..........................................................             --            (321)            --
  Changes in operating assets:
    Receivables-
        Investment banking .........................................           (423)         (1,198)         4,157
        Asset management fees ......................................          1,416           1,679         (1,288)
        Income taxes ...............................................             --           8,734         (8,795)
        Affiliates .................................................           (510)          5,895         (6,392)
        Other ......................................................            231             291          1,019
    Due from clearing broker .......................................          1,632          (2,751)         4,367
    Marketable trading securities ..................................         (1,560)          7,013         26,699
    Prepaid expenses and other assets ..............................         (2,228)            (52)        (1,621)
  Changes in operating liabilities:
    Trading account securities sold but not yet purchased ..........         (2,099)            137        (13,412)
    Repayments on short-term subordinated loans ....................             --              --        (40,000)
    Accounts payable and accrued expenses ..........................          2,479             643        (22,963)
    Accrued compensation and benefits ..............................         (1,281)         18,945        (13,837)
                                                                          ---------       ---------      ---------
        Net cash provided by (used in) operating activities ........          8,068           1,524        (86,784)
                                                                          ---------       ---------      ---------
Cash flows from investing activities:
  Purchases of fixed assets ........................................         (3,751)         (7,401)        (4,865)
  Sales (purchases) of long-term investments, net ..................          2,218           4,451        (37,311)
                                                                          ---------       ---------      ---------
        Net cash used in investing activities ......................         (1,533)         (2,950)       (42,176)
                                                                          ---------       ---------      ---------
Cash flows from financing activities:
  Repayments of long-term secured loans ............................           (583)           (552)          (505)
  Proceeds from issuance of common stock ...........................          1,489             499             --
  Purchases of treasury stock ......................................             --          (2,712)        (8,062)
  Issuance of treasury stock .......................................          1,153           1,107            663
  Distributions ....................................................             --              --        (24,000)
                                                                          ---------       ---------      ---------
        Net cash provided by (used in) financing activities ........          2,059          (1,658)       (31,904)
                                                                          ---------       ---------      ---------
Net increase (decrease) in cash and cash equivalents ...............          8,594          (3,084)      (160,864)
Cash and cash equivalents, beginning of year .......................         43,743          46,827        207,691
                                                                          ---------       ---------      ---------
Cash and cash equivalents, end of year .............................      $  52,337       $  43,743      $  46,827
                                                                          =========       =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
              (Dollars in thousands except for per share amounts)



NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS:

Organization

      Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), FBR Investment Services, Inc. ("FBRIS"), Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM") and FBR Venture Capital Managers, Inc. ("VCM").

      FBRC and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBRC and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBRC's underwriting and corporate finance activities were concentrated primarily on technology, energy, real estate and financial services companies.

      FBRIM and VCM are registered investment advisers that manage and act as general partners of proprietary investment limited partnerships. FBRIM also manages separate investment accounts and FBR Asset Investment Corporation ("FBR-Asset"), a publicly-traded real estate investment trust ("REIT").

Nature of Operations

      The Company's principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services) are linked to the capital markets. In addition, the Company's business activities are primarily focused on small and mid-cap stocks in the financial services, real estate, technology and energy sectors. By their nature, the Company's business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company's areas of focus.

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

      The financial services industry continues to be affected by the intensifying competitive environment and by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for on-line trading services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, have increased the competition for a similar customer base.

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

Concentration of Risk

      A substantial portion of the Company's revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. Revenues derived from the Company's technology venture capital and technology investment banking deals accounted for 44% of the Company's revenues for the year ended December 31, 2000 compared to 41% for the year ended December 31, 1999. Two unrelated investment banking transactions accounted for 33% of the Company's revenues for the year ended December 31, 1998.

      As of December 31, 2000 and 1999, respectively, the Company's investment in FBR Technology Venture Partners, L.P. ("TVP") of $23,913 and $39,413 represented 17% and 29% of the Company's long-term investments. For the years ended December 31, 2000 and 1999, the Company recorded revenue from TVP of $47,211 and $40,284 representing 26% and 29% of the Company's revenue in 2000 and 1999, respectively. As of December 31, 2000 and 1999, respectively, the Company's

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


investment in FBR-Asset of $30,054 and $24,194 represented 21% and 18% of the Company's long-term investments. For the years ended December 31, 2000 and 1999, the Company recorded revenue from FBR-Asset of $7,785 and $5,146 representing 4% of the Company's revenue in 2000 and 1999, respectively. As of December 31, 2000 and 1999, respectively, the Company's investment in FBR Ashton, L.P. ("Ashton") of $15,430 and $10,666 represented 11% and 8% of the Company's long-term investments. For the years ended December 31, 2000 and 1999, respectively, the Company recorded revenue from Ashton of $5,078 and $(800) representing 3% of the Company's revenue in 2000. Collectively, these three investments represented 49% of the Company's total long-term investments, 28% of the Company's total assets as of December 31, 2000 and 33% of the Company's revenue for the year ended December 31, 2000. These concentrations create exposure to market risk for the Company in the technology, real estate and financial services sectors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

Cash Equivalents

      Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2000 and 1999, respectively, approximately 53% and 65% of the Company's cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities, backed by the U.S. government.

Supplemental Cash Flow Information Including Non-cash Transactions

      Cash payments for interest approximated interest expense for the years ended December 31, 2000, 1999 and 1998. The Company paid $8,795 of estimated income tax payments in 1998 and none in 2000 and 1999. There were no significant non-cash investing and financing activities during 2000 and 1999. In 1998, the Company paid $24,000 of distributions to shareholders that were accrued as of December 31, 1997. Also in 1998, the Company transferred $38,035 of investment securities from marketable trading securities to long-term investments.

Securities and Principal Investments

      Investments in proprietary investment partnerships and venture funds, in which FBR is the general partner, and FBR-Asset are accounted for under the equity method and the Company's proportionate share of income or loss ("income allocation") is reflected in net investment income (loss) in the statements of operations. Investments in investment partnerships and venture funds, in which FBR is not the general partner and, therefore, does not have significant influence, are accounted for under the cost method. Under the cost method, the Company records income only when distributed by the partnership.

      Securities owned by the Company's broker-dealer subsidiaries and securities sold but not yet purchased are valued at market and resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations. Long-term marketable securities held in non-broker-dealer entities are classified as available-for-sale investments and are valued at market with resulting unrealized gains and losses reflected in other comprehensive gain or loss in the Company's balance sheet. Declines in the value of available-for-sale investments that are "other than temporary" are recorded in net investment loss.

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

      In connection with certain capital raising transactions, the Company has received and holds warrants for stock of the issuing corporation generally exercisable at the respective offering price, with respect to the relevant transaction. Due to the restrictions on the warrants and the underlying securities, the Company carries the warrants at nominal values, and recognizes profits, if any,

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


only when realized. During 2000 and 1999, respectively, the Company sold a portion of the warrants and recorded $1,453 and $3,853 in investment gains related to the sales.

Furniture, Equipment, Software and Leasehold Improvements

      Furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years. The Company has capitalized certain software development costs associated with its launch of fbr.com.
These costs are being amortized over the estimated useful life of the software.

Income Taxes

      Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that they will not be realized.

Other Comprehensive Income or Loss

      Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company's equity securities and the Company's proportionate share of FBR-Asset's investments accounted for as available-for-sale with changes in fair value recorded through equity.

Revenues

  Investment Banking
  ------------------

      Underwriting revenues represent fees earned from public offerings of securities in which the Company acts as underwriter or agent. These revenues are comprised of selling concessions, underwriting fees, and management fees. Corporate finance revenues represent fees earned from private placement offerings, mergers and acquisitions, mutual conversions, financial restructuring and other advisory services proved to clients. Underwriting revenues are recorded as revenue at the time the underwriting is completed. Corporate finance fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Fees received in advance of services rendered are recognized as revenue over the service period.

  Institutional Brokerage
  -----------------------

      Principal transactions consist of sales credits and trading gains or losses, and agency commissions consist of commissions earned from executing stock exchange-listed securities and OTC transactions as an agent. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

  Asset Management
  ----------------

      The Company records asset management revenue: (1) Certain of the Company's subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, venture capital funds, mutual funds and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in base management fees in the Company's statements of operations as earned. (2) The Company also receives incentive income based upon the operating results of the partnerships and venture capital funds. Incentive income represents a carried interest in the gains of the partnerships and funds and is recorded in incentive allocations in the statements of operations as earned. (3) The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, venture funds and FBR-Asset. Income or loss allocations are recorded in net investment income (loss) in the Company's statements of operations.

Compensation

      A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations are also based on aftermarket security performance and other factors, which include unrealized gains and losses, amounts currently accrued may not ultimately be paid.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


The Company's compensation accruals are reviewed and evaluated on a quarterly basis.

      Certain of the fund management teams have an agreement with the Company to receive a percentage of the incentive income paid by the funds. For TVP, the fund management team earns 60% of the incentive income and this amount is recorded as compensation expense at the time the incentive income is recorded.

Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with SFAS No.123, "Accounting for Stock-Based Compensation." Pursuant to SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 2000, 1999 and 1998, the exercise prices of all options granted equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 2000, 1999 and 1998 related to option grants.

Earnings (Loss) Per Share

      Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities which for the Company are stock options. For the year ended December 31, 2000, the difference between basic and diluted earnings per share is due to certain dilutive stock options. For the years ended December 31, 1999 and 1998, there were no differences between basic and diluted earnings or loss per share as the impact of options was anti-dilutive. For the year ended December 31, 2000, options to purchase 3,565,762 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. See Note 13 for a detail of total stock options outstanding.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. MARKETABLE AND TRADING SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET
        PURCHASED:

      Marketable and trading securities owned and trading account securities sold but not yet purchased consisted of securities at market values for the years indicated (in thousands):

                                               December 31,
                             ------------------------------------------------
                                      2000                      1999
                             -----------------------   ----------------------
                                       Sold But Not             Sold But Not
                              Owned    Yet Purchased    Owned   Yet Purchased
                             -------   -------------   -------  -------------
Corporate stocks .....       $17,011      $   865      $ 4,193     $ 3,015

Corporate bonds ......         1,436           65        1,944          14
                             -------      -------      -------     -------
                             $18,447      $   930      $ 6,137     $ 3,029
                             =======      =======      =======     =======

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

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 4. LONG-TERM INVESTMENTS:

      Long-term investments consisted of the following for the years indicated (in thousands):

                                                                            December 31,
                                                                       ----------------------
                                                                         2000          1999
                                                                       --------      --------
Equity method investments
   Venture capital and other proprietary investment partnerships       $ 77,693      $ 69,755
   FBR-Asset ....................................................        30,054        24,194
Private debt and preferred equity investments ...................        17,837        25,380
Other ...........................................................        15,078        16,161
Cost method partnership investments .............................         2,288           233
                                                                       --------      --------
                                                                       $142,950      $135,723
                                                                       ========      ========

Venture Capital and Other Proprietary Investment Partnerships

      VCM is the managing partner of FBR Technology Venture Partners, L.P. ("TVP") and FBR Technology Venture Partners II ("TVP II", consisting of 5 separate limited partnerships). FBRIM is the managing partner or member of FBR Ashton, L.P., FBR Weston, L.P., FBR Future Financial Fund, L.P., FBR Private Equity Fund, L.P., FBR Arbitrage, L.L.C., FBR CoMotion Venture Capital I, L.P. and through a wholly-owned L.L.C., FBR Financial Services Partners, L.P. All of these partnerships were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. The Company accounts for its investments in these partnerships under the equity method. The following table shows the Company's investments and percentage interest on which pro rata profit allocations (as distinct from carried interest incentive income) are based (in thousands):

                                                        December 31,
                                              ---------------------------------
                                                  2000                1999
                                              -------------       -------------
  FBR Technology Venture Partners, L.P.....   $23,913     3%      $39,413     3%
  FBR Ashton, L.P. ........................    15,430    29%       10,666    19%
  FBR Arbitrage, L.L.C ....................    10,320    15%        7,816    32%
  FBR Technology Venture Partners II, L.P..     6,418     5%        1,124     5%
  Braddock Partners, L.P. .................     4,920    11%        4,628    14%
  FBR CoMotion Venture Capital I, L.P......     3,724     8%           --    --
  FBR Private Equity Fund, L.P. ...........     3,669    19%        3,064    15%
  FBR Future Financial Fund, L.P. .........     1,659     9%          583     9%
  FBR Financial Services Partners, L.P.....     1,580     6%        1,387     6%
  FBR Weston, L.P .........................     1,402     7%        1,069     7%
  Other ...................................     4,658    --             5    --
                                              -------             -------
                                              $77,693             $69,755
                                              =======             =======

FBR Technology Venture Partners, L.P.

      FBR Technology Venture Partners, L.P. ("TVP") is a limited partnership, formed on August 12, 1997, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP. TVP's investments as of December 31, 2000 and 1999 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVP's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the year-end closing price less a discount to reflect restrictions on liquidity and marketability.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


FBR Ashton, L.P.

      FBR Ashton, L.P. ("Ashton") is a limited partnership, formed on November 8, 1991, to engage in the business of investing in securities primarily in the financial services industry. Friedman, Billings, Ramsey Investment Management, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of Ashton. Ashton's investments as of December 31, 2000 and 1999 included equity investments in securities of publicly held companies.

FBR-Asset

      FBR-Asset is a REIT, formed in 1997, whose primary purpose is to invest in mortgage loans, mortgage-backed securities and public and private real estate companies. As of December 31, 2000, 69% and 12% of FBR-Asset's assets were invested in mortgage-backed securities and equity securities, respectively. FBR-Asset classifies its investments as available-for-sale. Accordingly, unrealized gains and losses related to securities are reflected as other comprehensive gain or loss in FBR-Asset's equity. The Company accounts for its investment in FBR-Asset under the equity method. As a result, the Company recorded $7,079 and $4,134 in net investment income in the statements of operations for its proportionate share (reflecting share repurchases) of FBR-Asset's 2000 and 1999 net income, respectively. In addition, during 2000 and 1999, respectively, the Company reduced its carrying basis of FBR-Asset for declared dividends of $3,965 and $2,157. The Company also recorded, in other comprehensive loss, $2,746 and ($1,473) of net unrealized gain/(loss) on investments which represented its proportionate share of FBR-Asset's net unrealized gain or loss related to available-for-sale securities for the year ended December 31, 2000 and 1999 respectively. As of December 31, 2000 and 1999, respectively, net unrealized loss related to FBR-Asset and included in the Company's accumulated other comprehensive loss was $(259) and $(3,005). The Company's ownership percentage of FBR-Asset was 35% as of December 31, 2000.

     The Company's significant equity method investments are:

2000                                                      TVP          Ashton       FBR-Asset        Other          Total
                                                       ---------       -------      ---------       --------      ---------
Total assets                                           $ 109,463       $63,706      $ 225,804       $481,780      $ 880,753
Total liabilities                                            511        10,794        138,963        133,812        284,080
Total equity                                             108,952        52,912         86,841        347,968        596,673
FBR's share of total equity                               23,913        15,430         30,054         38,350        107,747

Total revenue                                                139         1,752         23,841          9,000         34,732
Total expenses                                             1,306         1,528         12,610         12,542         27,986
Realized gains (losses)                                  257,954           318         (2,867)        16,908        272,313
Unrealized gains (losses)                               (105,967)       16,654             --         31,760        (57,553)
Net income                                               150,820        17,196          8,364         45,126        221,506

FBR's share of net income - net investment income          3,242         4,765          7,079          6,159         21,245
FBR's share of net income - incentive allocations         30,186            --             --          1,736         31,922

1999                                                      TVP          Ashton       FBR-Asset        Other          Total
                                                       ---------       -------      ---------       --------      ---------
Total assets                                           $ 223,685       $70,164      $ 330,180       $204,875      $ 828,904
Total liabilities                                            253        15,267        225,638         49,526        290,684
Total equity                                             223,432        54,897        104,542        155,349        538,220
FBR's share of total equity                               39,413        10,666         24,194         19,676         93,949

Total revenue                                                 59         3,300         23,474          3,922         30,755
Total expenses                                             1,718         3,277         10,682          6,314         21,991
Realized gains (losses)                                       --         2,960         (7,649)         6,925          2,236
Unrealized gains (losses)                                186,239       (13,651)            --         10,218        182,806
Net income (loss)                                        184,580       (10,668)         5,143         14,751        193,806

FBR's share of net income - net investment
 income (loss)                                             3,999        (1,527)         4,134          2,938          9,544
FBR's share of net income - incentive allocations         34,326            --             --          1,577         35,903

1998                                                      TVP          Ashton       FBR-Asset        Other          Total
                                                       ---------       -------      ---------       --------      ---------
Total assets                                           $  20,671       $130,773     $ 295,931       $133,169      $ 580,544
Total liabilities                                          1,119        39,817        145,026         24,373        210,335
Total equity                                              19,552        90,956        150,905        108,796        370,209
FBR's share of total equity                                  568        12,192         23,690         13,704         50,154

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)



Total revenue                                                 45         4,428         17,928          3,509         25,910
Total expenses                                             1,466         5,483          7,970          2,970         17,889
Realized gains (losses)                                       --        (1,722)        (8,370)         9,716           (376)
Unrealized gains (losses)                                  1,058       (46,028)            --          2,942        (42,028)
Net income (loss)                                           (363)      (48,805)         1,588         13,197        (34,383)

FBR's share of net income - net investment income (loss)      29        (5,113)         1,109          1,817         (2,158)
FBR's share of net income - incentive allocations             --         1,879             --          1,962          3,841

Private Debt and Preferred Equity Investments

      In May 1998, the Company organized a business trust designed to extend financing to middle-market businesses in need of subordinated debt or mezzanine financing. In connection therewith, the Company loaned $17,500 to two unrelated businesses at an average annual interest rate of 13.6%. The loans mature as follows: $7,500 in June 2003 and $10,000 in December 2005. The loans are carried at cost. The Company also initially invested $7,000 in an unaffiliated private company. During the years ended 2000 and 1999, respectively, the Company recorded $5,880 and $1,820 of investment losses related to the preferred equity investment.

Other

      The Company's available-for-sale securities consist primarily of equity investments in publicly traded companies that are held by an asset management subsidiary of the Company. In accordance with SFAS No. 115, the securities are valued at market with resulting unrealized gains and losses reflected as other comprehensive gain or loss. During 2000 and 1999, respectively, the Company recorded $2,519 and $10,385 of "other than temporary" loss in the statement of operations as net investment income (loss). During 2000 and 1999, respectively, the Company also sold $10,278 and $5,934 of other available-for-sale securities at a realized loss of $1,814 and $221. As of December 31, 2000 and 1999, respectively, the Company held available-for-sale securities with a fair value of $5,373 and $16,161 with unrealized losses related to these securities of $(869) and $(2,986). These unrealized losses are included in accumulated other comprehensive loss.

      During 2000, the Company employed option strategies that were indexed to common equity shares held by certain of the Company's managed investment partnerships. The options are subject to fair value accounting. Total realized and unrealized gains of $12,534 were recognized during 2000 and included in incentive allocations in the statements of operations. As of December 31, 2000, the outstanding options had a fair value of $9,705.

NOTE 5. FURNITURE, EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS:

      Furniture, equipment, software and leasehold improvements, summarized by major classification, were (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
      Furniture and equipment ......................      $  7,673     $  6,471
      Software .....................................         8,366        6,049
      Leasehold improvements .......................         4,770        4,586
                                                          --------     --------
                                                            20,809       17,106
      Less-Accumulated depreciation and amortization       (10,636)      (5,798)
                                                          --------     --------
                                                          $ 10,173     $ 11,308
                                                          ========     ========

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 6. INCOME TAXES:

      Deferred tax assets and liabilities consisted of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                              December 31,
                                                                                      -----------------------
                                                                                        2000           1999
                                                                                      --------       --------
      Unrealized investment gains on proprietary investment partnerships
      and venture funds ........................................................      $(21,038)      $(17,671)
      Unrealized investment losses, recorded in accumulated other
      comprehensive loss .......................................................           494          2,467
      Unrealized investment losses, recorded in earnings, related to "other than
      temporary" declines in the value of available-for-sale securities ........         5,657          4,246
      Net operating loss carryforward ..........................................        15,241         15,712
      Accrued compensation .....................................................            98          8,523
      Other ....................................................................         1,154            (61)
                                                                                      --------       --------
                                                                                         1,606         13,216
      Less-valuation allowance recorded through accumulated other comprehensive
      Loss .....................................................................          (494)        (2,467)
      Less-valuation allowance recorded through earnings .......................        (2,872)        (8,347)
                                                                                      --------       --------
      Net deferred tax (liability)/asset........................................      $ (1,760)      $  2,402
                                                                                      ========       ========

      The Company has a net operating loss (NOL) carryforward to offset future taxable income. As of December 31, 2000 and 1999, respectively, the Company has gross NOL carryforwards of $34,763 and $38,430 that expire through 2019. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets. This assessment includes analyzing future taxable income, a significant component of which is dependent on the realizability of the investment partnerships' and venture funds' unrealized gains that have been recorded for financial reporting purposes, but not for income tax purposes.

      The benefit for income taxes results in effective tax rates that differ from the Federal statutory rates as follows:

                                                           December 31,
                                                    --------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
      Statutory Federal income tax rate ........      35%       (35)%      (35)%
      State income taxes, net of Federal benefit       5         (5)        (5)
      Nondeductible expenses ...................       9         11          6
      Dividends received deduction .............      --         (6)        --
      Valuation allowance ......................     (30)        35         34
                                                    ----       ----       ----
      Effective income tax rate ................      19%        --         --
                                                    ====       ====       ====

NOTE 7. PROFIT SHARING PLAN:

      The Company maintains a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make matching contributions and discretionary contributions from profits. There were no Company contributions made in 2000, 1999 or 1998.

NOTE 8. BORROWINGS:

Subordinated Revolving Loans

      As of December 31, 2000 and 1999, FBRC had an unsecured revolving subordinated loan agreement ("the line"), with total available credit of $40,000, with an affiliate of its clearing broker. The purpose of the line is to make additional funds available to meet regulatory net capital requirements for participation in underwriting public offerings. The expiration date of the line is December 2001. There were no outstanding balances under the line as of December 31, 2000 and 1999. Borrowings under the revolving subordinated loan agreement are available in computing net capital under the SEC's Uniform Net Capital Rule (Rule 15c3-1).

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


Long-Term Loans

      The Company has four long-term secured loans totaling $776 and $1,359 as of December 31, 2000 and 1999, respectively, requiring fixed annual principal and interest payments totaling $673. Each loan bears interest at an annual rate based on a one-month commercial paper rate, plus a spread, which equaled 8.96% and 7.76% at December 31, 2000 and 1999, respectively. The loans are collateralized by certain furniture, equipment, and leasehold improvements of the Company. The loans are scheduled to be entirely repaid in June 2001, October 2001, January 2002, and November 2002, respectively.

NOTE 9. NET CAPITAL COMPUTATION:

      FBRC and FBRIS are subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1) that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2000 and 1999, respectively, FBRC had net capital of $30,545 and $33,984 which was $29,574 and $33,056 in excess of its required net capital of $971 and $928. FBRC's aggregate indebtedness to net capital ratio was 0.3 to 1 at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, respectively, FBRIS had net capital of $679 and $1,050, which was $579 and $921 in excess of its required net capital of $100 and $129. FBRIS' aggregate indebtedness to net capital ratio was 1.2 to 1 and
1.9 to 1 at December 31, 2000 and 1999, respectively.

NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CREDIT RISK:

Financial Instruments

      The Company's broker-dealer entities trade securities that are primarily traded in United States markets. The Company's asset management entities trade and invest in public and non-public securities. As of December 31, 2000 and 1999, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives, that would expose the Company to significant related off-balance-sheet risk. See Note 4 for a discussion of option strategies.

      In addition, the Company has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). When the Company sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of a short sale.

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

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


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

      Future minimum aggregate annual rentals payable under these non-cancelable leases for the years ending December 31, 2001 through 2005, are as follows (in thousands):

            Year Ending December 31,
            ------------------------
            2001.....................................     $ 3,294
            2002.....................................       2,902
            2003.....................................       2,791
            2004.....................................       1,393
            2005.....................................          75
                                                          -------
                                                          $10,455
                                                          =======

      Equipment and office rent expense for 2000, 1999 and 1998 was $3,914, $3,405 and $2,430, respectively.

Litigation

      As of December 31, 2000, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, "litigation") relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

NOTE 12. EXECUTIVE OFFICER COMPENSATION:

      During 2000, certain of the Company's executive officers were eligible for bonuses under the Key Employee Incentive Plan (the "Key Employee Plan").
During 2000, in accordance with an income-based performance formula, the Company accrued $6.5 million of executive officer compensation, in accordance with the Key Employee Plan, representing 22.4% of the Company's pre-tax income (before executive officer compensation accruals). Compensation related to the Key Employee Plan was paid subsequent to December 31, 2000.

      During 1999, the Company's three Executive Officer Directors participated in the Key Employee Plan. In accordance with the 1999 performance formula set under this plan, Executive Officer Directors were eligible to participate in two bonus pools. The first was a bonus pool of up to 20% of the Company's pre-tax income (before executive officer compensation accruals), adjusted for certain expense items excluded from pre-tax income. The 20% pool was subject to a cap related to the ratio of compensation expense

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


(excluding certain items) to total revenues. For the year ended December 31, 1999, the Company generated adjusted income under the Key Employee Plan, however, due to the application of the cap, no bonuses were paid under the 20% pool. The second pool comprised up to $6.0 million in total bonuses based on a formula tied to the performance of FBRC's trading operations. The entire $6.0 million pool was earned and recorded as compensation expense in 1999.

      During 1998, the Company's Executive Officer Directors participated in the Company's Stock and Annual Incentive Plan, however, no bonuses were earned due to the net loss loss generated in 1998.

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

Stock and Annual Incentive Plan (the "Plan")

      Under the Plan, the Company may grant options, stock appreciation rights, performance awards and restricted and unrestricted stock to purchase up to 14.9 million shares of Class A Common Stock to eligible participants in the Plan. Participants include employees and officers of the Company and its subsidiaries. The Plan has a term of 10 years and options granted have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. Details of stock options granted are as follows:

                                                           Number of
                                                             Shares           Exercise Price
                                                           ----------       ------------------
      Balance as of December 31, 1997 ...............       4,383,400           $ 20.00
      Granted in 1998 ...............................       2,160,280       $ 5.875 - $ 19.625
      Forfeitures in 1998 upon departure of employees        (293,200)      $ 5.875 - $ 20.00
                                                           ----------
      Balance as of December 31, 1998 ...............       6,250,480       $ 5.875 - $ 20.00
      Granted in 1999 ...............................       3,507,148       $5.1875 - $13.0625
      Forfeitures in 1999 upon departure of employees        (468,025)      $ 5.875 - $ 20.00
                                                           ----------
      Balance as of December 31, 1999 ...............       9,289,603       $ 5.1875 - $ 20.00
      Granted in 2000 ...............................         452,340        $6.125 - $16.875
      Forfeitures in 2000 upon departure of employees      (1,446,162)      $ 5.8125 - $ 20.00
      Exercised in 2000 .............................        (240,518)      $ 5.875 - $ 8.625
                                                           ----------
      Balance as of December 31, 2000 ...............       8,055,263       $ 5.1875 - $ 20.00
                                                           ==========

      All options granted in 1997 and 70,780 of the options granted in 1998 become exercisable as follows: 10%, 40%, and 50% at the end of three, four, and five years, respectively. The remainder of the grants in 1998, 2,089,500 options, and all grants in 1999 and 2000, become exercisable ratably over the first three years. As of December 31, 2000, 2,360,187 of the total options outstanding were exercisable. As of December 31, 2000 and 1999, respectively, the weighted average exercise price was $11.78 and $11.84 and the remaining contractual life of options outstanding was 8.0 years and 8.9 years, respectively.

      The Company applies APB Opinion No. 25 in accounting for option grants under the Plan and, accordingly, does not recognize any compensation cost associated with the grants in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options, under SFAS No. 123, the Company's pro forma net income (loss) for 2000 and 1999 would have been $10,621 and $(16,148), respectively. The Company's pro forma basic net income (loss) per share for 2000 and 1999 would have been $0.22 and $(0.33), respectively.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2000, 1999 and 1998, respectively: no dividend yield, expected volatility of 75%, 65% and 50%, risk-free interest rate of 6.2%, 6.1% and 4.5% and an expected life of five years for all grants. The weighted average fair value of options granted during 2000, 1999 and 1998 was $5.69, $4.23 and $3.57, respectively, per share.

Director Stock Compensation Plan

      Under the Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to 100,000 shares of Class A Common Stock to all non-employee directors as a group. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2000, 1999 and 1998, respectively, the Company granted 16,000, 6,000 and 6,000 options under the Director Plan.

Employee Stock Purchase Plan

      Employees began participating in the 1997 Employee Stock Purchase Plan (the "Purchase Plan") on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock are reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 2000, 182,903 shares were issued under the Purchase Plan for $1,122. During 1999, 273,940 shares were issued under the Purchase Plan for $1,107.

Treasury Stock

      In July 1998, the Company's Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company's Class A Common Stock from time to time (the "Repurchase Plan"). In accordance with the Repurchase Plan, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. As of December 31, 2000 and 1999, the Company's treasury stock consists of stock purchased in the open market at cost. Treasury stock issuances relate to issuances of common stock pursuant to the Employee Stock Purchase Plan. Differences between the average cost of the treasury stock and the sales price of the shares issued are charged to additional paid-in capital. During 2000 and 1999, the Company's treasury stock transactions were as follows (dollars in thousands):

                                                    Shares           Cost
                                                   ---------       -------
      Balance as of December 31, 1997 ......              --       $    --
      Open market purchases ................       1,036,092         8,062
      Employee Stock Purchase Plan issuances        (126,055)         (981)
                                                   ---------       -------
      Balance as of December 31, 1998 ......         910,037         7,081
      Open market purchases ................         431,935         2,712
      Employee Stock Purchase Plan issuances        (198,945)       (1,452)
                                                   ---------       -------
      Balance as of December 31, 1999 ......       1,143,027         8,341
      Employee Stock Purchase Plan issuances        (157,857)       (1,153)
                                                   ---------       -------
      Balance as of December 31, 2000 ......         985,170       $ 7,188
                                                   ---------       -------

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 14. SEGMENT INFORMATION:

      The Company considers its capital markets, asset management operations and online financial services to be three separate reportable segments. Parent company assets, liabilities, income and expenses, such as cash equivalents, income taxes, interest income and executive officer compensation are not allocated to the segments and, therefore, are included in the "Other" column in 1999 and 1998. During 2000, the Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, has presented segment information consistent with internal management reporting. The accounting policies of these segments are the same as those described in Note 2. There are no significant revenue transactions between the segments. The following tables illustrate the financial information for its segments for the years indicated (in thousands):

                                                                   Online
                                      Capital         Asset       Financial                    Consolidated
                                      Markets       Management     Services       Other(1)        Totals
                                     ---------      ----------    ---------       --------     ------------
2000
Total revenues ................      $ 112,060       $ 68,011      $    819       $     --       $ 180,890
Compensation and benefits......         73,670         35,311           787             --         109,768
Total expenses ................        107,935         44,578         6,132             --         158,645
Pre-tax income (loss) .........          4,125         23,433        (5,313)            --          22,245
Total assets ..................         73,453        167,178        11,588             --         252,219
Total net assets ..............         61,057        142,148        11,351             --         214,556

1999
Total revenues ................      $  93,060       $ 45,182      $    411       $    313       $ 138,966
Compensation and benefits......         62,727         28,069         1,448          6,180          98,424
Total expenses ................        101,284         31,707         7,714          5,232         145,937
Pre-tax income (loss) .........         (8,224)        13,475        (7,303)        (4,919)         (6,971)
Total assets ..................         74,842        130,631        10,595         10,288         226,356
Total net assets ..............         60,400        108,922         9,585         10,062         188,969

1998
Total revenues ................      $ 111,215       $  8,389      $     --       $  3,264       $ 122,868
Compensation and benefits......         77,171          5,428            --             --          82,599
Total expenses ................        131,020          6,690            --          1,367         139,077
Pre-tax income (loss) .........        (19,805)         1,699            --          1,897         (16,209)
Total assets ..................         83,044         97,513            --         24,559         205,116
Total net assets ..............         66,747         95,810            --         24,345         186,902

(1)   Includes inter-company eliminations.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (Continued)


NOTE 15. QUARTERLY DATA (UNAUDITED):

      The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2000, 1999 and 1998 (dollars in thousands, except per share data). The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

                                    Net Income
                         Total    (Loss) Before  Net Income   Basic Earnings   Diluted Earnings
                        Revenues   Income Taxes    (Loss)    (Loss) Per Share  (Loss) Per Share
                        --------  -------------  ----------  ----------------  ----------------
2000
First Quarter .....    $  66,243     $  8,556     $  6,417        $  0.13          $  0.12
Second Quarter ....       43,536        6,065        5,280           0.11             0.11
Third Quarter .....       44,702        6,193        4,954           0.10             0.10
Fourth Quarter ....       26,409        1,431        1,431           0.03             0.03
                       ---------     --------     --------        -------          -------
Total Year ........    $ 180,890     $ 22,245     $ 18,082        $  0.37          $  0.36
                       =========     ========     ========        =======          =======

1999
First Quarter .....    $  22,069     $     45     $     45        $  0.00          $  0.00
Second Quarter ....       40,379        5,849        5,849           0.12             0.12
Third Quarter .....        8,922      (23,061)     (23,061)         (0.47)           (0.47)
Fourth Quarter ....       67,596       10,196       10,196           0.21             0.21
                       ---------     --------     --------        -------          -------
Total Year ........    $ 138,966     $ (6,971)    $ (6,971)       $ (0.14)         $ (0.14)
                       =========     ========     ========        =======          =======

1998
First Quarter .....    $  67,984     $ 25,736     $ 15,579        $  0.31          $  0.31
Second Quarter ....       57,334       12,593        7,433           0.15             0.15
Third Quarter .....      (21,509)     (50,729)     (35,412)         (0.71)           (0.71)
Fourth Quarter ....       19,059       (3,809)      (3,809)         (0.08)           (0.08)
                       ---------     --------     --------        -------          -------
Total Year ........    $ 122,868     $(16,209)    $(16,209)       $ (0.33)         $ (0.33)
                       =========     ========     ========        =======          =======

NOTE 16. SUBSEQUENT EVENT:

      On March 13, 2001, the Board of Governors of the Federal Reserve System approved the Company's acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB, Bethesda, Maryland. MMA is a privately-held investment adviser with $965 million in assets under management as of December 31, 2000. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for 20 mutual funds. Upon closing, Rushmore will be rechartered as a national bank and will be called FBR National Bank & Trust ("FBR Bank"). The FBR Bank will offer traditional banking services (lending, deposits, cash management, trust services and serve as a transfer agent and custodian), along with mutual fund accounting. Under the terms of the agreement, the Company will acquire MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period. The transaction will close effective April 1, 2001.

Report of independent public accountants

To the Partners of
FBR Technology Venture Partners L.P.
(A limited partnership):

We have audited the accompanying statements of assets and liabilities of FBR Technology Venture Partners L.P. as of December 31, 2000 and 1999, including the schedule of investments as of December 31, 2000, and the related statements of income, changes in net assets and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Technology Venture Partners L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia
February 7, 2001

FBR Technology Venture Partners L.P.
(A limited partnership)

Table of contents

Statements of assets and liabilities
  As of December 31, 2000 and 1999 ........................................  G-3

Schedule of investments
  As of December 31, 2000 .................................................  G-4

Statements of income
  For the years ended December 31, 2000 and 1999 ..........................  G-5

Statements of changes in net assets
  For the years ended December 31, 2000 and 1999 ..........................  G-6

Statements of cash flows
  For the years ended December 31, 2000 and 1999 ..........................  G-7

Notes to financial statements
  December 31, 2000 and 1999 ..............................................  G-8

FBR Technology Venture Partners L.P.
(A limited partnership)

Statements of assets and liabilities
As of December 31, 2000 and 1999

                                                               2000            1999
                                                           ------------    ------------
Assets:
   Investments in securities, at fair value; cost basis
   of $27,206,756 and $35,492,187 in 2000 and 1999,
   respectively                                            $108,551,260    $222,803,441
   Cash and cash equivalents                                    901,083         763,435
   Due from limited partners                                         --         101,030
   Organization costs, net of $19,000 and $13,000 of
   accumulated amortization in 2000 and 1999,
   respectively                                                  11,000          17,000
                                                           ------------    ------------
Total assets                                               $109,463,343    $223,684,906
                                                           ============    ============

Liabilities:
   Line-of-credit                                          $    462,500    $         --
   Accounts payable and accrued liabilities                      19,774          20,577
   Due to affiliates                                             28,607         232,289
                                                           ------------    ------------
Total liabilities                                               510,881         252,866
                                                           ------------    ------------
Net assets                                                 $108,952,462    $223,432,040
                                                           ============    ============

The accompanying notes are an integral part of these statements.

FBR Technology Venture Partners L.P.
(A limited partnership)

Schedule of investments
As of December 31, 2000

Beneficial
  shares                                                                Value
- ----------                                                         -------------
            Common stock, United States Enterprises
            Technology (70.8%)
3,245,000      Network Access Solutions, Inc. (1.9%)               $   2,028,125
  664,091      LifeMinders.com, Inc. (2.1%)                            2,324,319
  546,907      webMethods, Inc. (44.6%)                               48,640,540
  992,063      Varsity Group, Inc. (0.2%)                                186,012
  661,960      Aether Systems (21.8%)                                 23,741,783
   24,130      BindView (0.2%)                                           226,973
                                                                   -------------
            Total common stock (cost $13,914,561)                     77,147,752

            Convertible preferred stock, United States
            Enterprises Technology (28.8%)
  272,556      Pathnet, Inc. (5.5%)                                    5,988,055
6,251,594      Intranets.com (3.2%)                                    3,524,649
2,122,774      MarketSwitch Corporation (19.0%)                       20,654,776
  950,339      Iconixx Corporation (0.9%)                              1,037,500
  571,429      XYPOINT Corporation (0.2%)                                198,528
                                                                   -------------
            Total convertible preferred stock
            (cost $13,292,195)                                        31,403,508
                                                                   -------------
            Total investments (cost $27,206,756)                   $ 108,551,260
                                                                   =============

The accompanying notes are an integral part of this schedule.

FBR Technology Venture Partners L.P.
(A limited partnership)

Statements of income
For the years ended December 31, 2000 and 1999

                                                             2000              1999
                                                         -------------     -------------
Investment income:
   Interest                                              $     138,802     $      59,027
                                                         -------------     -------------
Total income                                                   138,802            59,027
                                                         -------------     -------------
General and administrative expenses:
   Management fees                                           1,250,000         1,527,397
   Professional fees                                            17,010            41,531
   Interest expense                                             31,524           139,600
   Administrative fees and other                                 7,257             9,080
                                                         -------------     -------------
Total expenses                                               1,305,791         1,717,608
                                                         -------------     -------------
Net investment loss                                         (1,166,989)       (1,658,581)
Net realized gains on investments                          257,953,411                --
Unrealized (depreciation) appreciation of investments     (105,966,750)      186,238,865
                                                         -------------     -------------
Net income                                               $ 150,819,672     $ 184,580,284
                                                         =============     =============

The accompanying notes are an integral part of these statements.

FBR Technology Venture Partners L.P.
(A limited partnership)

Statements of changes in net assets
For the years ended December 31, 2000 and 1999

                               Carried
                              interest
                               limited         General          Limited
                               partner         partner          partners           Total
                            ------------     -----------     -------------     -------------
Net assets,
December 31, 1998           $        100     $   154,493     $  19,397,163     $  19,551,756
   Capital contributions              --         152,470        19,147,530        19,300,000
   Net income                         --       1,458,185       183,122,099       184,580,284
   Special allocation         34,325,685        (274,030)      (34,051,655)               --
                            ------------     -----------     -------------     -------------
Net assets,
December 31, 1999             34,325,785       1,491,118       187,615,137       223,432,040
   Capital contributions              --          13,430         1,686,570         1,700,000
   Net income                         --       1,191,475       149,628,197       150,819,672
   Special allocation         30,186,694        (240,981)      (29,945,713)               --
   Distributions             (42,948,492)     (1,766,435)     (222,284,323)     (266,999,250)
                            ------------     -----------     -------------     -------------
Net assets,
December 31, 2000           $ 21,563,987     $   688,607     $  86,699,868     $ 108,952,462
                            ============     ===========     =============     =============

The accompanying notes are an integral part of these statements.

FBR Technology Venture Partners L.P.
(A limited partnership)

Statements of cash flows
For the years ended December 31, 2000 and 1999

                                                              2000              1999
                                                         -------------     -------------
Cash flows from operating activities:
   Net income                                            $ 150,819,672     $ 184,580,284
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities-
     Amortization of organization costs                          6,000             6,000
     Purchases of investments                               (1,575,000)      (16,793,360)
     Proceeds from sale of investments                     267,813,842                --
     Change in unrealized depreciation (appreciation)
     of investments                                        105,966,750      (186,238,865)
     Net realized gains on investments                    (257,953,411)               --
     Changes in assets and liabilities:
       Due from affiliates                                          --            34,338
       Management fees payable                                      --          (719,365)
       Due from/to limited partners                            101,030          (472,080)
       Accounts payable and accrued expenses                      (803)           (8,128)
       Due to affiliates                                      (203,682)          232,289
                                                         -------------     -------------
Net cash provided by (used in) operating activities        264,974,398       (19,378,887)
Cash flows from financing activities:
   Capital contributions                                     1,700,000        19,300,000
   Capital distributions                                  (266,999,250)               --
   Net borrowings under line-of-credit agreement               462,500                --
                                                         -------------     -------------
Net cash (used in) provided by financing activities       (264,836,750)       19,300,000
Net increase (decrease) in cash and cash equivalents           137,648           (78,887)
Cash and cash equivalents, beginning of period                 763,435           842,322
                                                         -------------     -------------
Cash and cash equivalents, end of period                 $     901,083     $     763,435
                                                         =============     =============

Supplemental cash flow information:
   Cash paid for interest                                $      28,693     $     115,920
                                                         =============     =============

The accompanying notes are an integral part of these statements.

FBR Technology Venture Partners L.P.
(A limited partnership)

Notes to financial statements
December 31, 2000 and 1999

1. Organization:

FBR Technology Venture Partners L.P. (the Partnership) is a limited partnership formed on August 12, 1997, to engage in the business of investing in securities. The Partnership was organized under the laws of the state of Delaware. Operations commenced on November 1, 1997. The Partnership will continue to operate until the earlier of December 31, 2007, or the date the Partnership is dissolved as provided for in the Partnership Agreement.

2. Management fees and other transactions with affiliates:

FBR Venture Capital Managers, Inc. (FBRVCM) is the corporate general partner and carried interest limited partner of the Partnership. Friedman, Billings, Ramsey Group, Inc. (FBRG) is the ultimate parent company of FBRVCM. In addition, certain officers and directors of FBRG are limited partners of the Partnership.

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

3. Summary of significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of income and expenses during the reporting periods and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Security valuation

Investments in securities are recorded at fair value. The Partnership's investments as of December 31, 2000 and 1999, consisted of equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer's equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary from the amounts that could be realized if the investment was sold. The following is the methodology employed by the General Partner in valuing its investments:

o Non-restricted public securities which are traded on a national securities exchange (or reported on the NASDAQ national market) are valued at the last reported sales price on the day of valuation.

o Restricted public securities - Securities which have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

o Private securities - The investment will be carried at cost, subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation are: (1) a subsequent third-party round of financing at a per share price that is higher or lower than the Partnership's, (2) an imminent public offering, (3) an imminent sale of the issuer or (4) if the issuer's performance and potential have significantly deteriorated, as of the valuation date.

Income recognition

For securities held, the difference between the purchase price and fair value of investments in securities is included as unrealized appreciation or depreciation of investments in the accompanying statements of income. Realized gains or losses represent the difference between the fair value and cost basis upon the sale of investments or distribution of securities to the Partners.

Income taxes

No provision for income taxes is made in the Partnership's financial statements since all taxable income and loss is allocated to the partners.

Organization costs

Costs relating to the formation of the Partnership have been deferred and are being amortized over five years using the straight-line method.

Cash and cash equivalents

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

Capital accounts, allocations, and expenses

In addition to the limited partners, the general partner may, at its discretion, and without consent of any other partners, admit employees of FBRVCM and its affiliates as "FBR Employee Limited Partners." The capital accounts of FBR Employee Limited Partners are treated the same as other limited partners, except in regard to items (b) and (c), below. At the end of each fiscal quarter, the capital account of each partner is adjusted for the allocation of partner distributions as defined in the Partnership
Agreement:

(a) For each fiscal quarter all gains and losses are allocated among the partners in accordance with their respective percentage interests.

(b) Under the terms of the Partnership Agreement, after allocations to the limited partners in amounts totaling their commitments, the carried interest limited partner is entitled to receive allocations in an amount equal to 20 percent carried interest of the allocations received by the limited partners.

(c) In succeeding periods, the carried interest limited partner receives 20 percent of the allocations of the Partnership and the remaining 80 percent is allocated to the limited partners on a pro-rata basis.

Distributions and withdrawals

The Partnership, at the sole discretion of the general partner, may make distributions of cash or securities to all partners in proportion to their respective capital accounts. The Partnership has no obligation to make any distributions. The Partnership made distributions of $266,999,250 in 2000, which consisted of $49,040,377 in cash and $217,958,873 in securities at their fair value as of the date of distribution. No distributions were made in 1999.

The limited partners have no rights to demand the return of their capital contributions unless they have contributed in excess of their pro-rata share of capital.

4. Partner capital commitments:

The limited partners initially contributed 2 percent of their respective committed amounts in cash at the date operations of the Partnership commenced. The limited partners have agreed, upon 15 business days written notice from the general partner, to contribute additional cash to the Partnership (a Capital
Call), up to that partner's capital commitment, provided that such Capital Calls shall apply to all limited partners, pro-rata, in proportion to their respective partnership interests. As of December 31, 2000 and 1999, the Partners made cumulative contributions totaling $41,009,282 and $39,309,282, respectively, of total Partnership commitments of $50,000,000.

5. Borrowings:

In June 2000, the Partnership and FBR Technology Venture Partners II (QP), L.P., an affiliate of the Partnership, renewed a $12,000,000 line-of-credit with an expiration date of June 22, 2001, to better serve all of the Partnerships' borrowing needs. The capital commitments of the Limited Partners serve as collateral for the line-of-credit. The interest rate is based on the higher of the Prime Rate plus 0.5 percent per annum or the Bank's Cost of Funds plus 1.5 percent per annum. As of December 31, 2000, the Prime Rate plus 0.5 percent per annum was higher at 10.0 percent. The Partnership drew down $2.0 million and $9.7 million in 2000 and 1999, respectively. As of December 31, 2000, the Partnership had $462,500 in outstanding borrowings under this line-of-credit.

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

7. Subsequent events:

On January 16, 2001, the Partnership distributed 537,876 shares of webMethods to the Partners at their fair market value of $43.4 million. This distribution resulted in a realized gain for the Partnership of $42.0 million.

On January 19, 2001, a merger between XYPOINT Corporation and Telecommunication Systems, Inc. (NASDAQ: TSYS) was completed. All of the 571,429 shares that the Partnership owned at December 31, 2000, were exchanged for 58,592 shares of Class A Common Stock of Telecommunication Systems, Inc. Of the 58,592 shares received by the Partnership, 10.9 percent, or 6,405 shares, will be escrowed for a period of one year from the date of the merger, during which time, these shares may not be sold by the Partnership.

Report of independent public accountants

To the Partners of
FBR Ashton, Limited Partnership:

We have audited the accompanying statements of assets and liabilities of FBR Ashton, Limited Partnership, as of December 31, 2000 and 1999, including the condensed schedule of investments as of December 31, 2000, and the related statements of income, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Ashton, Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia
March 10, 2001

FBR Ashton, Limited Partnership

Table of contents

Statements of assets and liabilities
  As of December 31, 2000 and 1999 ......................................    H-3

Condensed schedule of investments
  As of December 31, 2000 ...............................................    H-4

Statements of income
  For the years ended December 31, 2000 and 1999 ........................    H-5

Statements of changes in net assets
  For the years ended December 31, 2000 and 1999 ........................    H-6

Statements of cash flows
  For the years ended December 31, 2000 and 1999 ........................    H-7

Notes to financial statements
  December 31, 2000 and 1999 ............................................    H-8

FBR Ashton, Limited Partnership

Statements of assets and liabilities
As of December 31, 2000 and 1999

                                                                      2000            1999
                                                                   -----------    -----------
Assets:
   Investments in securities, at market value,
   identified cost of $59,819,376 and $72,241,028, respectively    $56,483,062    $52,412,277
   Due from broker                                                   5,143,854     15,827,357
   Cash in banks and savings and loan associations                   2,035,221      1,856,904
   Dividends receivable                                                 23,885         54,877
   Interest receivable                                                  19,921         12,944
   Other                                                                   230             --
                                                                   -----------    -----------
Total assets                                                        63,706,173     70,164,359
                                                                   -----------    -----------

Liabilities:
   Due to limited partners                                           5,309,449     14,816,771
   Securities sold, not yet purchased, at market value;
   proceeds of $5,480,204 and $272,891, respectively                 5,283,686        238,000
   Management fees payable                                             166,948        154,076
   Accounts payable and accrued expenses                                34,150         58,087
                                                                   -----------    -----------
Total liabilities                                                   10,794,233     15,266,934
                                                                   -----------    -----------
Net assets                                                         $52,911,940    $54,897,425
                                                                   ===========    ===========

The accompanying notes are an integral part of these statements.

FBR Ashton, Limited Partnership

Condensed schedule of investments
As of December 31, 2000

Shares                                                                  Value
- -------                                                             ------------
         Common stock, United States Enterprises (106.7%)
            Financial services (82.6%)
338,250       ITLA Capital Corp. (12.2%)                            $  6,469,031
136,000       Chase Manhattan Bank (11.7%)                             6,179,500
148,750       Fleet Boston Financial Corp. (10.6%)                     5,587,422
 93,500       BankAmerica Corp. (8.1%)                                 4,289,312
 76,500       Washington Mutual (7.7%)                                 4,059,281
155,500       BankNorth Group Inc. (5.9%)                              3,101,278
 83,985       Union Planters Corp. (5.7%)                              3,002,464
              Other financial services (20.7%)                        11,026,040
                                                                    ------------
                                                                      43,714,328
            Technology (17.3%)                                         9,165,760
            Healthcare (4.0%)                                          2,123,735
            Real estate (1.4%)                                           743,750
            Retail (.5%)                                                 239,301
            Other investments (.9%)                                      496,188
                                                                    ------------
         Total common stock (cost, $59,819,376)                     $ 56,483,062
                                                                    ============
         Securities sold, not yet purchased, United States
         Enterprises (10.0%)
            Financial services (10.0%)                              $  5,283,686
                                                                    ------------
         Total securities sold, not yet purchased
         (total proceeds, $5,480,204)                               $  5,283,686
                                                                    ============

The accompanying notes are an integral part of this schedule.

FBR Ashton, Limited Partnership

Statements of income
For the years ended December 31, 2000 and 1999

                                                         2000           1999
                                                     -----------   ------------
Investment income:
   Dividends                                         $ 1,600,235   $  3,125,467
   Interest                                              150,033        173,865
   Other                                                   1,700            988
                                                     -----------   ------------
Total income                                           1,751,968      3,300,320
Expenses:
   Margin interest and dividends on
   securities sold, not yet purchased                  1,171,987      2,468,319
   Management and professional fees                      309,767        798,799
   Administrative fees and other                          45,751         10,218
                                                     -----------   ------------
Total expenses                                         1,527,505      3,277,336
                                                     -----------   ------------
Net investment gain                                      224,463         22,984
Realized and unrealized gains (losses) on
investments:
   Net realized gains on investments                     317,910      2,960,288
   Change in unrealized appreciation (depreciation)
   of investments                                     16,654,063    (13,650,819)
                                                     -----------   ------------
Net gain (loss) on investments                        16,971,973    (10,690,531)
                                                     -----------   ------------
Net income (loss)                                    $17,196,436   $(10,667,547)
                                                     ===========   ============

The accompanying notes are an integral part of these statements.

FBR Ashton, Limited Partnership

Statements of changes in net assets
For the years ended December 31, 2000 and 1999

                                    General         Limited
                                    partner         partners           Total
                                 ------------     ------------     ------------
Net assets, December 31, 1998    $ 12,192,390     $ 78,763,289     $ 90,955,679
   Withdrawals                             --      (25,390,707)     (25,390,707)
   Net loss                        (1,526,684)      (9,140,863)     (10,667,547)
                                 ------------     ------------     ------------
Net assets, December 31, 1999      10,665,706       44,231,719       54,897,425
   Withdrawals                             --      (19,181,921)     (19,181,921)
   Net income                       4,764,523       12,431,913       17,196,436
                                 ------------     ------------     ------------
Net assets, December 31, 2000    $ 15,430,229     $ 37,481,711     $ 52,911,940
                                 ============     ============     ============

The accompanying notes are an integral part of these statements.

FBR Ashton, Limited Partnership

Statements of cash flows
For the years ended December 31, 2000 and 1999

                                                             2000              1999
                                                        -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                    $  17,196,436     $ (10,667,547)
   Changes in assets and liabilities-
     Purchases of investments                            (447,851,778)     (502,580,401)
     Proceeds from sale of investments                    459,833,743       566,763,008
     Due from broker                                       10,683,503       (29,675,775)
     Dividends receivable                                      30,992           286,263
     Interest receivable                                       (6,977)          (12,944)
     Other                                                       (230)               --
     Increase in securities sold short                      5,964,909        (1,643,744)
     Management fees payable                                   12,872           (82,482)
     Interest payable                                              --           (14,592)
     Accounts payable and accrued expenses                    (23,937)           36,455
     Change in unrealized (depreciation)
     appreciation of investments                          (16,654,063)       13,650,819
     Net realized gain on investments                        (317,910)       (2,960,288)
                                                        -------------     -------------
Net cash provided by operating activities                  28,867,560        33,098,772
                                                        -------------     -------------
Cash flows from financing activities:
   Withdrawals                                            (28,689,243)      (34,526,656)
                                                        -------------     -------------
Net cash used in financing activities                     (28,689,243)      (34,526,656)
                                                        -------------     -------------
Net increase (decrease) in cash and cash equivalents          178,317        (1,427,884)
Cash and cash equivalents, beginning of year                1,856,904         3,284,788
                                                        -------------     -------------
Cash and cash equivalents, end of year                  $   2,035,221     $   1,856,904
                                                        =============     =============

The accompanying notes are an integral part of these statements.

FBR Ashton, Limited Partnership

Notes to financial statements
December 31, 2000 and 1999

1. Organization:

FBR Ashton, Limited Partnership, formerly Ashton Enterprises, Limited Partnership, (the Partnership), was formed for the purpose of investing in securities as a General Partnership in December 1990. It was converted to a limited partnership under the laws of the state of Maryland through the filing of its Certificate of Limited Partnership on November 8, 1991. Operations commenced in March 1992.

2. Related-party transactions:

Friedman, Billings, Ramsey Investment Management, Inc. (FBRIM), is the corporate General Partner of the Partnership. Friedman, Billings, Ramsey & Co., Inc.
(FBRC), is the principal securities broker of the Partnership. Friedman, Billings, Ramsey Group, Inc. (FBRG), is the ultimate parent company of both FBRIM and FBRC. During 2000 and 1999, the Partnership paid commissions of approximately $643,000 and $193,000, respectively, to FBRC. Emanual J. Friedman, Chairman of FBRG, FBRIM and FBRC is the portfolio manager of the Partnership.

3. Summary of significant accounting policies:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of income, expenses, assets, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Security valuation

Investments in securities, including securities sold, but not yet purchased (Short Sales), that are listed on a national securities exchange (or reported on the NASDAQ National Market) are stated at the last reported market sale price on the day of valuation. Listed securities for which no sale was reported on that date are stated at the mean between the closing "bid" and the "asked" price on the day of valuation. At December 31, 2000 and 1999, all securities were valued at the last reported market sale price on the day of valuation.

Securities for which quotations are not readily available are valued at fair value as determined by the General Partner. The General Partner may use methods of valuing securities other than described above if it believes that the alternate method is preferable in determining the fair value of such securities. As of December 31, 2000 and 1999, no such securities existed.

In addition, the Partnership has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). When the Partnership sells a security short, it must borrow the security sold short and deliver it to the broker-dealer through which it made the short sale. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of a short sale.

Income recognition

Realized gains and losses are recorded on the date securities are sold using the specific identification method. Changes in unrealized appreciation of investments are based on the difference between the purchase price and the market value of investments in securities and the difference between the net proceeds received and the market value of unsettled Short Sales. Dividend income is recognized on the ex-dividend date, and interest income is recognized on an accrual basis.

Income taxes

No provision for income taxes is made in the Partnership's financial statements since all taxable income and loss is distributed to the Partners.

Cash equivalents and supplemental cash flow information

For purposes of the statements of cash flows, cash equivalents generally consist of certificates of deposit, time deposits, and cash in escrow accounts for subscriptions to certain securities offerings. For the years ended December 31, 2000 and 1999, cash payments for interest approximated interest expense.

Capital Accounts, allocations, and expenses

For purposes of the notes to the financial statements, the terms General Partner, Capital Account, Pro Rata, Fiscal Period, Threshold Amount, Net Profit, and Net Loss are assumed to be as defined in the Partnership Agreement. At the end of each Fiscal Period, the Capital Account of each Partner is adjusted:

(a) Net Profits are allocated first to the Capital Account of the General Partner in an amount that is equal to the excess of the amount of Net Losses debited against the General Partner's Capital Account for all prior Fiscal Periods over the amount of Net Profits allocated for all prior Fiscal Periods. Any remaining Net Profits are allocated to the Capital Accounts of all the Partners Pro Rata.

(b) Net Losses are first allocated to the Capital Accounts of all the partners Pro Rata until the Capital Account of the Limited Partner with the smallest Partnership Interest equals $1.00. The remainder of the Net Losses is allocated to the Capital Account of the General Partner.

(c) Management fees and Special Allocations defined in (d) below are deducted from the Limited Partners' Capital Accounts on which they were based after the allocation of Net Profits and Net Losses as described in (a) and (b).

(d) Except as described in (e), at the end of each Fiscal Year, the Partnership will debit against each Limited Partner's Capital Account (other than a Capital Account beneficially owned by Emanual J. Friedman) a portion of the Partnership's Net Profits equal to twenty percent (20 percent) of the aggregate Net Profits, if any, of the Partnership allocated to such Limited Partner's Capital Account for that Fiscal Year, provided that, following such debit, the amount of that Limited Partner's Capital Account exceeds the Threshold Amount, and the aggregate amount of such Net Profits (the Special Allocation) shall be credited to the General Partner's Capital Account.

(e) Adjusting provisions apply to the Special Allocations with respect to contributions made on a date other than January 1 (Non Conforming Contributions). Because the Partnership is not required to make Special Allocations to the General Partner on Non Conforming Contributions until the end of the calendar quarter in which the 12 month anniversary of such contributions occurs, the Special Allocations associated with Non Conforming Contributions were not allocable to the General Partner at December 31, 2000 and 1999. There were no Special Allocations for the years ended December 31, 2000 and 1999.

Management fees

At the end of each calendar quarter, FBRIM receives a management fee for the management of the business and affairs of the Partnership. The fee is 0.25 percent of the sum of the Adjusted Capital Accounts, as defined in the Partnership Agreement, of all Limited Partners other than an Adjusted Capital Account beneficially owned by Emanuel J. Friedman.

Distributions and withdrawals

The Partnership, at the sole discretion of the General Partner, may make distributions within 90 days after the end of a fiscal year to all partners in proportion to their respective Capital Accounts. The Partnership has no obligation to make any distributions, and the Partnership made no distributions in 2000 and 1999.

Upon at least 60 days prior written notice to the General Partner, each Limited Partner has the right to withdraw amounts from his capital account at the end of a fiscal year. The General Partner has the right to withdraw amounts from its capital account at any time upon written notice to the Limited Partners stating the amount to be withdrawn. However, the General Partner's Capital Account cannot be less than the Minimum Investment, as defined in the Partnership Agreement. Limited Partners made withdrawals of $19.2 million and $25.4 million in 2000 and 1999, respectively, of which $5.3 million and $14.8 million were accrued for as of December 31, 2000 and 1999, respectively.

Other

Certain amounts for the year ended December 31, 1999, have been reclassified for presentation purposes.

4. Due from broker:

The clearing and depository operations for the Partnership's security transactions are provided primarily by one clearing broker. At December 31, 2000 and 1999, substantially all of the securities owned and the amount due from broker reflected in the accompanying statements of assets and liabilities are positions with and amounts due from this clearing broker. The amount due to broker is primarily for margin loans and is collateralized by investment securities in that account. Interest is at a variable rate (7.31 and 5.75 percent at December 31, 2000 and 1999, respectively) that generally corresponds to the Federal Funds Rate plus 75 basis points (three-quarters percent).

5. Financial instruments with off-balance-sheet risk and concentrations of credit risk:

The Partnership invests only in U.S. markets and has not entered into any transactions involving financial instruments, such as financial futures, forward contracts, swaps, and derivatives, which would expose the Partnership to related off-balance-sheet risk. See Note 3 regarding Short Sales.

Market risk to the Partnership is primarily caused by movements in interest rates or market prices of the underlying financial instruments. Market risk is also caused by volatility and illiquidity in securities and markets which the Partnership trades its financial instruments. The Partnership seeks to reduce market risk primarily through monitoring procedures and/or entering into offsetting positions.

At December 31, 2000 and 1999, the Partnership's investments were primarily long equity positions in U.S. bank and thrift institutions and non-depository financial service companies. The Partnership's concentration of investments in U.S. bank and thrift institutions, and non-depository financial service companies, as well as its significant application of leverage, may result in the Partnership being exposed to a risk of loss that is greater than it would be if the Partnership mitigated such risks through a greater diversification of investments and lower use of leverage.

Positions taken and commitments made by the Partnership may involve substantial amounts and significant exposure to individual issuers and businesses, including non-investment grade issuers that expose the Partnership to a higher degree of risk than is associated with investment-grade instruments. Investments made by the Partnership in the purchase of securities in initial public offerings of mutual savings and loan associations that have converted to stock companies carry restrictions on sale until the passage of a required holding period of 90 days. These restrictions may inhibit the ability of the Partnership to dispose of such investments in order to mitigate potential losses. As of December 31, 2000 and 1999, the Partnership did not hold any positions in such securities.

           FINANCIAL STATEMENTS OF FBR ASSET INVESTMENT CORPORATION

                         Index to Financial Statements

                                                                                                            Page
                                                                                                           -------
Report of Independent Public Accountants .........................................................            I-2

Statements of Financial Condition as of December 31, 2000, and December 31, 1999..................            I-3

Statements of Income for the Years Ended December 31, 2000, December 31, 1999, and
    December 31, 1998..............................................................................           I-4

Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000,
  December 31, 1999 and December 31, 1998..........................................................           I-5

Statements of Cash Flows for the Years Ended December 31, 2000, December 31, 1999 and
  December 31, 1998 and............................................................................           I-6

Notes to Financial Statements......................................................................           I-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
FBR Asset Investment Corporation:

   We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                              /s/   Arthur Andersen LLP

Vienna, Virginia
January 31, 2001

FBR Asset Investment Corporation
Statements of Financial Condition as of December 31, 2000 and December 31, 1999
================================================================================

                                                                                     2000                1999
                                                                                 ------------        ------------
ASSETS
  Mortgage-backed securities, pledged as collateral, at fair value........       $144,867,416        $228,930,067
  Mortgage-backed securities, at fair value...............................          9,980,789           7,084,777
  Investments in equity securities, at fair value.........................         28,110,190          49,647,865
  Cash and cash equivalents...............................................         36,810,566          13,417,467
  Due from custodian......................................................                 --             806,093
  Notes receivable........................................................          4,000,000          27,000,000
  Dividends receivable....................................................            818,728           1,400,897
  Prepaid expenses and other assets.......................................            221,628             253,516
  Interest receivable.....................................................            994,750           1,639,778
                                                                                 ------------        ------------
     Total assets.........................................................       $225,804,067        $330,180,460
                                                                                 ============        ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Repurchase agreements...................................................       $133,896,000        $221,714,000
  Interest payable........................................................            844,841             487,222
  Dividends payable.......................................................          3,731,911           2,891,368
  Management fees payable.................................................             78,727             237,167
  Accounts payable and accrued expenses...................................            237,218             129,677
  Other...................................................................            174,786             178,305
                                                                                 ------------        ------------
     Total liabilities....................................................        138,963,483         225,637,739
Shareholders' Equity:
  Preferred stock, par value $.01 per share, 50,000,000 shares
  authorized..............................................................                 --                  --
  Common stock, par value $.01 per share, 200,000,000 shares authorized, 10,415,827 shares issued as of December 31, 2000 and
  1999, respectively......................................................            104,158             104,158
  Additional paid-in capital..............................................        194,097,193         194,097,193
  Accumulated other comprehensive loss....................................           (748,691)        (12,982,359)
  Retained deficit........................................................        (19,978,632)        (15,463,462)
  Treasury stock, at cost, 6,531,400 shares and 4,609,491 shares as of
  December 31, 2000 and 1999, respectively................................        (86,633,444)        (61,212,809)
                                                                                 ------------        ------------
     Total shareholders' equity...........................................         86,840,584         104,542,721
                                                                                 ------------        ------------
     Total liabilities and shareholders' equity...........................       $225,804,067        $330,180,460
                                                                                 ============        ============

==============================================================================
The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
================================================================================

                                                                             Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    2000                   1999                  1998
                                                                -----------           ------------           -----------
Income:
 Interest..............................................         $18,758,866           $ 15,823,914           $13,656,097
 Dividends.............................................           5,082,191              7,649,935             4,271,405
                                                                -----------           ------------           -----------
     Total income......................................          23,841,057             23,473,849            17,927,502
                                                                -----------           ------------           -----------
Expenses:
 Interest expense......................................          10,935,130              7,920,648             5,359,633
 Management fee expense................................           1,078,713              1,329,063             1,520,725
 Professional fees.....................................             388,407                755,561               436,885
 Insurance.............................................              91,152                 41,325                52,769
 Amortization of stock options issued to manager.......                  --                454,746               454,746
 Other.................................................             116,815                180,957               144,702
                                                                -----------           ------------           -----------
     Total expenses....................................          12,610,217             10,682,300             7,969,460
                                                                -----------           ------------           -----------
Realized gain (loss) on sale of mortgage-backed
securities, net........................................              67,358               (358,692)              176,048

Realized gain on sale of available-for-sale equity
securities, net.........................................          2,692,304              3,597,190                    --

Recognized loss on available-for-sale equity
securities.............................................          (5,626,022)           (10,887,458)           (6,615,000)
Realized loss on interest rate hedge...................                  --                     --            (1,930,855)
                                                                -----------           ------------           -----------
Net income.............................................         $ 8,364,480           $  5,142,589           $ 1,588,235
                                                                ===========           ============           ===========
Basic and diluted earnings per share...................         $      1.84           $       0.68           $      0.16
                                                                ===========           ============           ===========
Weighted-average common and equivalent shares..........           4,543,532              7,523,715            10,044,483
                                                                ===========           ============           ===========

================================================================================

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
================================================================================

                                                                             Additional      Retained
                                                                  Common       Paid in       Earnings       Treasury
                                                                   Stock       Capital       (Deficit)        Stock
                                                                 ---------  -------------  -------------  -------------
Balance, December 31, 1997                                        $102,190   $189,528,668  $    135,971   $         --
                                                                 ---------  -------------  ------------   ------------
 Issuance of common stock                                            1,968      3,659,033            --             --
 Repurchase of common stock                                             --             --            --    (24,070,663)
 Options issued to manager                                              --        909,492            --             --
 Net income                                                             --             --     1,588,235             --
 Other comprehensive loss
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive loss
 Dividends                                                              --             --   (11,149,785)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 1998                                         104,158    194,097,193    (9,425,579)   (24,070,663)
                                                                 ---------  -------------  ------------   ------------
 Repurchase of common stock                                             --             --            --    (37,142,146)
 Net income                                                             --             --     5,142,589             --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive income                                                   --             --            --             --
 Dividends                                                              --             --   (11,180,472)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 1999                                         104,158    194,097,193   (15,463,462)   (61,212,809)
                                                                 =========  =============  ============   ============
 Repurchase of common stock                                             --             --            --    (25,420,635)
 Net income                                                             --             --     8,364,480             --
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities             --             --            --             --
 Comprehensive income                                                   --             --            --             --
 Dividends                                                              --             --   (12,879,650)            --
                                                                 ---------  -------------  ------------   ------------
Balance, December 31, 2000                                        $104,158   $194,097,193  $(19,978,632)  $(86,633,444)
                                                                 =========  =============  ============   ============

                                                                  Accumulated
                                                                     Other
                                                                  Comprehensive                 Comprehensive
                                                                     (Loss)          Total      Income (Loss)
                                                                  -----------     ----------    --------------
Balance, December 31, 1997                                        $         --    $189,766,829
                                                                  ------------    ------------
 Issuance of common stock                                                   --       3,661,001
 Repurchase of common stock                                                 --     (24,070,663)
 Options issued to manager                                                  --         909,492
 Net income                                                                 --       1,588,235   $ 1,588,235
 Other comprehensive loss
 Change in unrealized loss on available-for-sale securities         (9,800,530)     (9,800,530)   (9,800,530)
                                                                                                 -----------
 Comprehensive loss                                                                              $(8,212,295)
                                                                                                 ===========
 Dividends                                                                  --     (11,149,785)
                                                                  ------------    ------------
Balance, December 31, 1998                                         (9,800,530)    150,904,579
                                                                  ------------    ------------
 Repurchase of common stock                                                 --     (37,142,146)
 Net income                                                                 --       5,142,589   $ 5,142,589
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities         (3,181,829)     (3,181,829)   (3,181,829)
                                                                                                 -----------
 Comprehensive income                                                       --              --   $ 1,960,760
                                                                                                 ===========
 Dividends                                                                  --     (11,180,472)
                                                                  ------------    ------------
Balance, December 31, 1999                                         (12,982,359)    104,542,721
                                                                  ============    ============
 Repurchase of common stock                                                 --     (25,420,635)
 Net income                                                                 --       8,364,480   $ 8,364,480
 Other comprehensive income
 Change in unrealized loss on available-for-sale securities         12,233,668      12,233,668    12,233,668
                                                                                                 -----------
 Comprehensive income                                                       --              --   $20,598,148
                                                                                                 ===========
 Dividends                                                                  --     (12,879,650)
                                                                  ------------    ------------
Balance, December 31, 2000                                        $   (748,691)   $ 86,840,584
                                                                  ============    ============

The accompanying notes are an integral part of these statements.

FBR Asset Investment Corporation
Statements of Cash Flows for the Years Ended December 31,  2000, 1999 and 1998
==============================================================================


                                                                                For the Year Ended December 31
                                                                    -----------------------------------------------------------
                                                                          2000                  1999                  1998
                                                                     -------------         -------------         -------------
Cash flows from operating activities:
 Net income...................................................       $   8,364,480         $   5,142,589         $   1,588,235
 Adjustments to reconcile net income to net cash
  Provided by operating activities--
  Recognized loss on available-for-sale equity securities.....           5,626,022            10,887,458             6,615,000
  Realized gain on sale of mortgage-backed and equity
  securities..................................................          (2,759,662)           (3,238,498)             (176,048)
    Amortization..............................................               4,717               456,342               456,342
    Premium amortization on mortgage-backed securities........             296,626               682,695               777,179
    Changes in operating assets and liabilities:
     Due from custodian.......................................             806,093              (806,093)                   --
     Due from affiliate.......................................                  --                    --               545,827
     Dividends receivable.....................................             582,169              (530,420)             (435,760)
     Interest receivable......................................             645,028               330,270            (1,962,048)
Prepaid expenses..............................................              31,888              (248,799)                   --
Management fees payable.......................................            (158,440)           (1,038,347)            1,216,891
Accounts payable and accrued expenses.........................             107,539               (95,256)              212,933
 Interest payable.............................................             357,619               177,126               310,096
 Due to custodian.............................................                  --            (2,041,230)            2,041,230
Other.........................................................              (3,519)                5,479               (17,174)
                                                                     -------------         -------------         -------------
       Net cash provided by operating activities..............          13,900,560             9,683,316            11,172,703
                                                                     -------------         -------------         -------------
Cash flows from investing activities:
 Purchase of mortgage-backed securities.......................         (40,917,985)         (282,288,201)         (221,156,241)
  Investments in equity securities............................          (1,801,410)          (11,454,320)          (64,876,250)
  Investments in notes receivable.............................          (4,000,000)          (59,113,179)          (19,531,559)
  Repayment of notes receivable...............................          27,000,000            51,196,100             3,531,559
 Proceeds from sale of mortgage-backed securities.............         101,529,084           160,809,435            48,533,267
 Proceeds from sale of equity securities......................          29,239,857            27,894,010                    --
 Receipt of principal payments on mortgage-backed securities..          23,720,735            30,376,288            21,204,987
                                                                     -------------         -------------         -------------
      Net cash provided by (used in) investing activities.....         134,770,281           (82,579,867)         (232,294,237)
                                                                     -------------         -------------         -------------

Cash flows from financing activities:
  Repurchase of common stock..................................         (25,420,635)          (37,142,146)          (24,070,663)
    Proceeds from issuance of common stock....................                  --                    --             3,661,001
    Proceeds from (repayments of) repurchase agreements                (87,818,000)           93,164,000           128,550,000
    Dividends paid............................................         (12,039,107)          (10,852,162)           (9,097,677)
                                                                     -------------         -------------         -------------
      Net cash (used in) provided by financing activities.....        (125,277,742)           45,169,692            99,042,661
                                                                     -------------         -------------         -------------
Net increase (decrease) in cash and cash equivalents..........          23,393,099           (27,726,859)         (122,078,873)
Cash and cash equivalents, beginning of the period............          13,417,467            41,144,326           163,223,199
                                                                     -------------         -------------         -------------
Cash and cash equivalents, end of the period..................       $  36,810,566         $  13,417,467         $  41,144,326
                                                                     =============         =============         =============
Supplemental disclosure:
 Securities purchased but not settled
    and non-cash investing activities.........................       $          --         $          --         $   9,888,384
Cash payments for interest....................................       $  10,577,511         $   7,743,522         $   5,049,537

==============================================================================

The accompanying notes are an integral part of these statements.

                        FBR ASSET INVESTMENT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Note 1   Organization and Nature of Operations

   FBR Asset Investment Corporation ("FBR Asset" or the "Company") was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital.

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

   Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as "due to or due from custodian" in FBR Asset's Statement of Financial Condition.

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

                        FBR ASSET INVESTMENT CORPORATION

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

   The following tables summarize FBR Asset's mortgage-backed securities as of December 31, 2000 and 1999:

                                                                                                                 Total Mortgage
December 31, 2000                          Freddie Mac              Fannie Mae              Ginnie Mae               Assets
- -----------------                          -----------              ----------              ----------               ------
Mortgage-backed securities,
 available for sale-principal              $85,927,247               $58,134,867            $ 9,660,054           $153,722,168

Unamortized premium                            413,946                   669,906                573,054              1,656,906
                                           -----------               -----------            -----------           ------------

Amortized cost                              86,341,193                58,804,773             10,233,108            155,379,074
Gross unrealized gains                         138,622                   424,165                     __                562,787
Gross unrealized losses                       (380,578)                 (411,713)              (301,365)            (1,093,656)
                                           -----------               -----------            -----------           ------------
Estimated fair value                       $86,099,237               $58,817,225            $ 9,931,743           $154,848,205
                                           ===========               ===========            ===========           ============


   During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00%.

                                                                             Total Mortgage
December 31, 1999                Freddie Mac    Fannie Mae      Ginnie Mae       Assets
- -----------------                -----------    ----------     ----------        ------
Mortgage-backed securities,
 available for sale-principal     $79,490,738   $107,859,276    $54,517,427     $241,867,441

Unamortized premium                   359,594     (1,190,013)       829,206           (1,213)
                                  -----------    -----------     ----------      -----------
Amortized cost                     79,850,332    106,669,263     55,346,633      241,866,228
Gross unrealized gains                     __             __             __               __
Gross unrealized losses            (2,797,261)    (2,196,860)      (857,263)      (5,851,384)
                                  -----------   ------------    -----------     ------------
Estimated fair value              $77,053,071   $104,472,403    $54,489,370     $236,014,844
                                  ===========   ============    ===========     ============


   During 1999, FBR Asset received proceeds of $160.8 million from the sale of mortgage-backed securities. The Company recorded $851,464 in realized gains related to this sale. Concurrent with this sale, FBR Asset terminated a related hedge position and recorded a $1.2 million loss. For the year ended December 31, 1999 the weighted average coupon rate on mortgage-backed securities was 6.79%.

 Repurchase Agreements

   FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by FBR Asset's mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

                        FBR ASSET INVESTMENT CORPORATION

   At December 31, 2000, FBR Asset had $133.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.57% as of the end of the period and a remaining weighted-average term to maturity of 16 days. At December 31, 2000, mortgage-backed securities pledged had an estimated fair value of $144.9 million. At December 31, 2000, the repurchase agreements had remaining maturities of between 2 and 33 days. For the year ended December 31, 2000 the weighted average borrowing rate was 6.33% and the weighted average repurchase agreement balance was $172.3 million.

   At December 31, 1999, FBR Asset had $221.7 million outstanding under repurchase agreements with a weighted average borrowing rate of 5.83% as of the end of the period and a remaining weighted-average term to maturity of 45 days. At December 31, 1999, mortgage-backed securities pledged had an estimated fair value of $228.9 million. At December 31, 1999, the repurchase agreements had remaining maturities of between 38 and 45 days. For the year ended December 31, 1999 the weighted average borrowing rate was 5.53% and the weighted average repurchase agreement balance was $143.2 million.

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

   At December 31, 2000 and 1999, FBR Asset was party to an interest rate swap agreement that matures on June 1, 2001, and has a notional amount of $50 million, and a fair value of $137,949 and $468,422 at December 31, 2000, and December 31, 1999, respectively.

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 is effective for the Company beginning January 1, 2001.

                        FBR ASSET INVESTMENT CORPORATION

   Under FAS 133, changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in the fair value of the derivative instrument and changes in the fair value of the hedged item due to the risk being hedged are recorded through the income statement. For cash-flow hedge transactions, effective changes in the fair value of the derivative instrument are reported in other comprehensive income while ineffective changes are recorded through the income statement. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are effected by the hedged cash flows.

   As previously discussed, the Company uses interest rate swaps to hedge the variablity in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swap is an effective hedge under FAS 133 and as a result the interest rate swap will be carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

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

   Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the record date.

   Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities."

 Notes Receivable

   In November, 1999, FBR Asset made a $20 million loan to Prime Retail, Inc. and Prime Retail, L.P. (together, "Prime Retail") secured by equity interests in limited partnerships and limited liability companies that own commercial real estate. The loan's original maturity date, as previously extended, was June 30, 2000, and the loan bore interest at 15% per annum through that date. The maturity date was

                        FBR ASSET INVESTMENT CORPORATION
extended to August 14, 2000, with an increased interest rate of 16% per annum for accrual periods after June 30, 2000. The Prime Retail loan went into default when it remained unpaid at the close of business on August 14, 2000. Commencing August 15, 2000, the note began accruing interest at a default rate initially set at 21% per annum, and increasing by 0.50% increments at the end of each subsequent 30-day period. On December 22, 2000, Prime Retail repaid the entire principal balance of the note and all interest accrued thereon, and FBR Asset's expenses incurred in connection with the loan.

   On July 17, 2000, FBR Asset extended a $4 million loan to Prime Capital Funding I, LLC ("Prime Capital") pursuant to a Sixty-Day Loan and Security Agreement. The loan bore interest at a rate of 18% per annum and was secured by a pledge of two mortgage notes owned by Prime Capital (the "Collateral Mortgage Notes") with an aggregate principal balance of approximately $11.28 million, both of which notes were secured by deeds of trust on the same three commercial real estate properties. This loan to Prime Capital was due in full on September 17, 2000. On September 29, 2000, Prime Capital conveyed the Collateral Mortgage Notes to FBR Asset in exchange for FBR Asset's cancellation of Prime Capital's indebtedness under the $4 million loan. In connection with this conveyance Prime Capital also agreed to repurchase the Collateral Mortgage Notes from FBR Asset on December 26, 2000, for a cash repurchase price of $4,155,778 plus any costs associated with the transaction. The conveyance and agreement to repurchase were made pursuant to a Bond Market Association form of master repurchase agreement, with an addendum specifying additional specific terms applicable to the transaction. On December 26, 2000, FBR Asset and Prime Capital extended the date for the mandatory repurchase to January 4, 2001, for an increased repurchase price of $4,171,951. As of December 31, 2000, FBR Asset held this receivable. Prime Capital and FBR Asset further extended the repurchase date to February 9, 2001, and increased the repurchase price to $4,243,705. On February 9, 2001, Prime Capital repurchased the Collateral Mortgage Notes from FBR Asset for this repurchase price, and reimbursed FBR Asset for costs incurred in connection with the transaction, and FBR Asset no longer holds this receivable.

 Credit Risk

   FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage-backed securities and notes receivable, such as the notes from Prime Retail and Prime Capital referred to above. In addition, many of FBR Asset's investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

   FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 2000 and 1999, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Asset's notes receivable and certain mortgage-backed securities and other loans of companies in which we invest are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

 Concentration Risk

   Equity and debt investments, such as Capital Automotive REIT and the Prime Capital note referred to above, may also involve substantial amounts relative to FBR Asset's total net assets and create exposure to issuers that are generally concentrated in the REIT industry. These investments may include non-investment grade and securities of privately held issuers with no ready markets. The concentration and illiquidity of these

                        FBR ASSET INVESTMENT CORPORATION
investments expose FBR Asset to a significantly higher degree of risk than is associated with more diversified investment grade or readily marketable securities.

 Cash and Cash Equivalents

   All investments with original maturities of less than three months are cash equivalents. As of December 31, 2000, cash and cash equivalents consisted of $2.1 million of cash deposited in two commercial banks and $34.7 million in two separate domestic money market funds. As of December 31, 1999, cash and cash equivalents consisted of $3.8 million of cash deposited in two commercial banks and $9.6 million in two separate domestic money market funds. The money market funds invest primarily in obligations of the U.S. Government. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

   Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the MBS and equity securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net income (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period.


                                                                   2000                1999                   1998
                                                                   ----                ----                   ----

Reclassification adjustment for (gains) losses from
  dispositions included in net income                          $(2,220,998)        $    (1,313)           $        __
Reclassification adjustment for impairment loss
  recognized on equity securities included in net
   income                                                        4,516,638          10,589,124                     __
Unrealized holding (losses) gains arising
  during the period                                              9,938,028         (13,769,640)            (9,800,530)
                                                               -----------         -----------            -----------
Net adjustment to unrealized (losses) gains on
 investments                                                   $12,233,668         $(3,181,829)           $(9,800,530)
                                                               ===========         ===========            ===========

 Net Income Per Share

   FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were not dilutive for the periods presented.

                        FBR ASSET INVESTMENT CORPORATION

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

Note 3  Shareholders' Equity

   FBR Asset declared the following dividends

   Year                     Per Share
   ----                     ---------
   2000                     $    2.95
   1999                     $    1.61
   1998                     $    1.16

   FBR Asset has repurchased the following shares of it's common stock


   Year             Shares     Cost         Average price per share
   ----             ------     ----         -----------------------
   2000           1,921,909  $25,420,635          $13.23
   1999           2,737,191  $37,142,146          $13.57
   1998           1,872,300  $24,070,663          $12.86
                 ----------  -----------          ------
   Totals         6,531,400  $86,633,444          $13.26

   As of December 31, 2000, 996,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and have an exercise price of $20 per share. During 2000, 25,000 of these options were forfeited.

   Under FBR Asset's stock option plan, FBR Asset may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of eight to ten years. As of December 31, 2000 130,000 options were outstanding under the stock option plan.

                        FBR ASSET INVESTMENT CORPORATION

   FBR Asset accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, FBR Asset applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of FBR Asset's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, FBR Asset does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to FBR Asset's net income or basic and diluted net income per share as reported in the statement of income for the years ended December 31, 2000, 1999 and 1998.

Note 4   Management and Performance Fees

   FBR Asset has a management agreement with Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), expiring on December 17, 2001. FBR Management performs portfolio management services on behalf of FBR Asset. These services include, but are not limited to, consulting with FBR Asset on purchase and sale opportunities, collection of information and submission of reports pertaining to FBR Asset's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset's portfolio of assets.

   FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average invested mortgage assets of FBR Asset during each calendar quarter and, (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average invested assets of FBR Asset during each calendar quarter. In December 1997, FBR Management also received options to purchase 1,021,900 shares of FBR Asset's common stock at $20 per share. The estimated value of these options was $909,492, based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. The value of these options has been fully amortized in the accompanying statements of income. FBR Management assigned options to acquire 51,045 shares to BlackRock Financial Management, Inc. ("BlackRock") in connection with the execution of the sub-management agreement discussed below. In addition, FBR Management agreed to the rescission of options to purchase 155,000 common shares in connection with the establishment of FBR Asset's stock incentive plan.

   FBR Management is also entitled to receive incentive compensation based on the performance of FBR Asset. On December 31, 1998, and each calendar quarter thereafter, FBR Management is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of FBR Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. No incentive compensation was earned during the periods presented.

   FBR Management previously engaged BlackRock to manage FBR Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser.
BlackRock is a majority owned subsidiary of PNC Bank Corporation who is a 4.9 percent owner of FBR Management's parent company. As compensation for rendering services, BlackRock was entitled to a sub-advisory fee based on the average gross asset value managed by BlackRock. The agreement was terminated by FBR Management on February 14, 2000, and FBR Management entered into a new agreement with Fixed Income Discount

                        FBR ASSET INVESTMENT CORPORATION

Advisory Company, Inc. ("FIDAC") on February 14, 2000 to assume management of FBR Asset's Mortgage Portfolio under the same terms as BlackRock.

Note 5   Related Parties

   As of December 31, 2000, a wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group") owned 1,344,086 shares or 34.60% of the outstanding common stock of FBR Asset. As of December 31, 1999, that same subsidiary owned 1,344,086 or 23.15% of the outstanding common stock of FBR Asset. FBR Group is the parent company of FBR Management and FBR & Co.

Note 6   Equity Investments

   At December 31, 2000, FBR Asset's equity investments had an aggregate cost basis of $28.3 million, a fair value of $28.1 million, unrealized gains of $0.5 million and unrealized losses of $0.7 million.

   At December 31, 1999, FBR Asset's equity investments had an aggregate cost basis of $57.5 million, fair value of $49.6 million and unrealized losses of $7.9 million.


                                                                  Cost Basis of   Market Value at       Market Value
Equity Investments                                                  Investment     Dec. 31, 2000     at Dec. 31, 1999
- ------------------                                                  ----------     -------------     ----------------
Anthracite Capital, Inc........................................    $        --          $        --       $10,084,268
Capital Automotive REIT........................................     23,298,100           23,068,463        21,841,402
Imperial Credit Commercial Mortgage Inv. Corp..................             --                   --        10,237,500
Prime Retail, Inc..............................................             --                   --           694,688
Prime Retail, Inc., pfd........................................      1,038,800              543,939         1,151,696
Resource Asset Investment Trust................................      3,704,181            4,245,164         3,725,717
Encompass Services Corporation.................................        286,931              252,624         1,912,594
                                                                   -----------          -----------       -----------
   Total.......................................................    $28,328,012          $28,110,190       $49,647,865
                                                                   ===========          ===========       ===========

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

 Prime Retail, Inc. ("PRT preferred")

   On April 22, 1999, FBR Asset purchased 78,400 shares of PRT's preferred stock for a cost of $1,454,320 or $18.55 average cost per share. PRT is a REIT engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. PRT's common stock is publicly traded. PRT's preferred stock is publicly traded.

 Resource Asset Investment Trust ("RAS")

   On February 19, 1998, FBR Asset acquired 300,000 shares of common stock in RAS for $15.33 per share. RAS's principal business activity is the acquisition and/or financing of loans secured by mortgages

                        FBR ASSET INVESTMENT CORPORATION
on real property (or interests in such loans) in situations that, generally, do not conform to the underwriting standards of institution lenders or sources that provide financing through securitization.

   On June 24th and 25th, 1998, FBR Asset acquired an additional 44,575 shares of RAS for an average price of $15.55 per share.

 Encompass Services Corporation ("ESR") - formerly Building One Services Corporation ("BOSS")

   In December 1997, FBR Asset purchased 500,000 shares of BOSS (formerly Consolidated Capital Corporation) common stock for $20.00 per share. BOSS was founded in February 1997 to build consolidated enterprises through the acquisition and integration of multiple businesses in one or more fragmented industries. Pursuant to a BOSS tender offer, FBR Asset sold 297,341 of its common shares during 1999 for a price of $22.50 per share, or $6.7 million. In February 2000, Encompass Services Corporation (ESR) was formed through the merger of GroupMac and Building One Services Corporation. As a result of the merger FBR Asset received shares of ESR common stock in exchange for its BOSS common stock.

 Kennedy-Wilson, Inc. ("KWIC")

   FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2000, the market price of Kennedy-Wilson common stock was $4.38 per share.