Form 10-Q
period 2001-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2001-05-15
CIK 1048750

===============================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 001-13731


                    Friedman, Billings, Ramsey Group, Inc.
            (Exact name of Registrant as specified in its charter)

            Virginia                                           54-1837743
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

      1001 Nineteenth Street North                                22209
              Arlington, VA                                     ----------
----------------------------------------                        (Zip code)
(Address of principal executive offices)


                                (703) 312-9500
              ---------------------------------------------------
              (Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ____    ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title                                  Outstanding

Class A Common Stock                   16,940,569 shares as of April 30, 2001
Class B Common Stock                   32,450,529 shares as of April 30, 2001
===============================================================================

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                          Page Number (s)
                                                          ---------------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
            March 31, 2001 and December 31, 2000                   3

         Consolidated Statements of Operations-
            Three Months Ended March 31, 2001 and 2000             4

         Consolidated Statements of Cash Flows-
            Three Months Ended March 31, 2001 and 2000             5

         Notes to Consolidated Financial Statements              6-10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 11-15

Item 3.  Changes in Information about Market Risk                 16

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                        16

EXHIBIT INDEX                                                     16

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                             CONSOLIDATED BALANCE
                         SHEETS (Dollars in thousands)

                                                                            (Unaudited)
                                                                             March 31,     December 31,
                                                                                2001           2000
                                                                            -----------    ------------
ASSETS
 Cash and cash equivalents                                                    $ 39,945       $ 52,337
 Restricted cash                                                                17,500             --
 Receivables:
   Investment banking                                                            1,585          4,696
   Asset management fees                                                         3,078          1,806
   Affiliates                                                                    2,059          1,849
   Other                                                                         4,493          2,744
 Due from clearing broker                                                       23,137         11,840
 Marketable and trading securities, at market value                             12,914         18,447
 Long-term investments                                                         118,817        142,950
 Prepaid expenses and other assets                                               5,117          5,377
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $11,894 and $10,636, respectively                                             9,388         10,173
                                                                              --------       --------
   Total assets                                                               $238,033       $252,219
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:      $  6,307       $    930
 Accounts payable and accrued expenses                                          10,316         11,348
 Accrued compensation and benefits                                               8,026         22,849
 Deferred tax liability                                                          1,760          1,760
 Long-term secured loans                                                           623            776
                                                                              --------       --------
   Total liabilities                                                            27,032         37,663
                                                                              --------       --------

 Commitments and contingencies (Note 9)                                             --             --

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                      --             --
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 17,727,239 and 17,455,406 shares issued, respectively               177            175
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   32,649,029 and 32,910,029 shares issued and outstanding, respectively           327            329
 Additional paid-in capital                                                    210,228        210,164
 Treasury stock, at cost, 985,170 shares                                        (7,188)        (7,188)
 Accumulated other comprehensive income (loss)                                   1,392         (1,128)
 Retained earnings                                                               6,065         12,204
                                                                              --------       --------
   Total shareholders' equity                                                  211,001        214,556
                                                                              --------       --------

   Total liabilities and shareholders' equity                                 $238,033       $252,219
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

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                    --------------------


                                                      2001       2000
                                                    --------   --------

Revenues:
 Investment banking:
     Underwriting                                   $ 7,654    $10,506
     Corporate finance                                2,244      6,190
 Institutional brokerage:
     Principal transactions                           5,972      6,001
     Agency commissions                               6,565      5,676
 Asset management:
     Base management fees                             2,907      2,174
     Incentive allocations                           (3,044)    36,603
     Net investment loss                             (2,085)    (2,900)
 Interest, dividends and other                        2,240      1,993
                                                    -------    -------
     Total revenues                                  22,453     66,243
                                                    -------    -------

Expenses:
 Compensation and benefits                           16,251     46,223
 Business development and professional services       5,326      4,617
 Clearing and brokerage fees                          1,732      1,567
 Occupancy and equipment                              2,500      2,323
 Communications                                       1,167      1,181
 Interest expense                                        81        222
 Other operating expenses                             1,535      1,554
                                                    -------    -------
     Total expenses                                  28,592     57,687
                                                    -------    -------

Net (loss) income before taxes                       (6,139)     8,556
 Income tax provision                                   --       2,139
                                                    -------    -------
Net (loss) income                                   $(6,139)   $ 6,417
                                                    =======    =======

Basic (loss) earnings per share                     $ (0.12)   $  0.13
                                                    =======    =======
Diluted (loss) earnings per share                   $ (0.12)   $  0.12
                                                    =======    =======

Weighted average shares outstanding:
 Basic                                               49,389     49,021
                                                    =======    =======
 Diluted                                             49,389     51,353
                                                    =======    =======



                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                  Three Months
                                                                 Ended March 31,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------

Cash flows from operating activities:
  Net (loss) income                                          $ (6,139)     $  6,417
  Non-cash items included in earnings--
      Incentive allocations and net investment (income)
        loss from long-term investments                        31,238       (33,703)
      Depreciation and amortization                             1,258         1,163
      Deferred income taxes                                        --         2,139
  Changes in operating assets:
    Receivables--
      Investment banking                                        3,111        (8,450)
      Asset management fees                                    (1,272)       (1,206)
      Income taxes
      Affiliates                                                 (210)       (4,424)
      Other                                                    (1,749)          406
    Due from clearing broker                                  (11,297)      (13,930)
    Marketable and trading securities                           2,813          (678)
    Prepaid expenses and other assets                             260           259
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                             5,377        12,194
    Accounts payable and accrued expenses                      (1,032)           77
    Accrued compensation and benefits                         (14,823)       31,879
                                                             --------      --------
      Net cash provided by (used in) operating activities       7,535        (7,857)
                                                             --------      --------

Cash flows from investment activities:
  Rushmore acquisition                                        (17,500)           --
  Purchases of fixed assets                                      (473)       (2,014)
  Purchases of long-term investments, net                      (1,865)         (341)
                                                             --------      --------
      Net cash used in investing activities                   (19,838)       (2,355)
                                                             --------      --------

Cash flows from financing activities:
  Repayments of long-term secured loans                          (153)         (142)
  Proceeds from issuance of common stock                           64           840
                                                             --------      --------
      Net cash (used in) provided by financing activities         (89)          698
                                                             --------      --------

Net decrease in cash and cash equivalents                     (12,392)       (9,514)
Cash and cash equivalents, beginning of period                 52,337        43,743
                                                             --------      --------
Cash and cash equivalents, end of period                     $ 39,945      $ 34,229
                                                             ========      ========



                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)-(Unaudited)


1.  Basis of Presentation:

    The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

    Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.


2.  Comprehensive Income:


    The components of comprehensive income are (in thousands):


                                                             Three Months
                                                            Ended March 31,
                                                            2001      2000
                                                           -------    ------

    Net (loss) income                                      $(6,139)   $6,417
    Other comprehensive income:
     Net change in unrealized investment gains related
      to available-for-sale securities and investment
      in FBR Asset Investment Corporation                    2,520     1,837
                                                           -------    ------
    Comprehensive (loss) income                            $(3,619)   $8,254
                                                           =======    ======


3.  Long-Term Investments, Incentive Allocations and Net Investment Income:

    Long-term investments consist of the following (in thousands):


                                                              March 31,     December 31,
                                                                2001            2000
                                                              --------        --------
    Equity method investments:
     Venture capital and other proprietary investment
       partnerships                                           $ 55,488       $ 72,773
     FBR Asset Investment Corporation                           32,635         30,054
    Private debt and preferred equity investments               17,837         17,837
    Cost method partnership investments                          7,308          7,208
    Other                                                        5,549         15,078
                                                              --------       --------
                                                              $118,817       $142,950
                                                              ========       ========

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)-(Unaudited)


3. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

    FBR Technology Venture Partners, L.P. ("TVP")
    ---------------------------------------------

    As of March 31, 2001, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant portions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the March 31, 2001 closing price. During the quarter ended March 31, 2001, the partnership made distributions of $62.5 million.

    FBR Asset Investment Corporation ("FBR-Asset")
    ----------------------------------------------

    During the quarter ended March 31, 2001, the Company recorded $453 of net investment income in the statement of operations for its proportionate share (reflecting share repurchases) of FBR-Asset's net income. The Company also recorded, in other comprehensive income, $2,934 of unrealized investment gains for its proportionate share of FBR-Asset's net unrealized gains related to available-for-sale securities. As of March 31, 2001, the net unrealized gain related to FBR-Asset and included in the Company's accumulated other comprehensive income has been increased to $2,675.

    Available-For-Sale Securities
    -----------------------------

    As of March 31, 2001, the unrealized losses related to available-for-sale securities has increased to $(1,283) and are included in accumulated other comprehensive loss.


4.  Summarized Income Statement Information:

    The Company's investment in FBR Technology Venture Partners, L.P. ("TVP") of $6,389 represents 5% of the Company's total long-term investments and 3% of the Company's total assets as of March 31, 2001. The following table summarizes TVP's income statement information (in thousands):



                                                 Three Months
                                                Ended March 31,
                                                2001       2000
                                              --------   --------
    Investment income                          $      1   $     37
    Total expenses                                  338        323
                                               --------   --------
    Net investment loss                            (337)      (286)
    Unrealized (depreciation) appreciation
      of investments                            (75,365)   183,567
    Net realized gains on investments            57,577     11,159
                                               --------   --------
    Net (loss) income                          $(18,125)  $194,440
                                               ========   ========

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)-(Unaudited)


4.  Summarized Income Statement Information, continued:

    The Company's investment in FBR Asset Investment Corporation ("FBR-Asset") of $32,634 represents 27% of the Company's total long-term investments and 14% of the Company's total assets as of March 31, 2001. The following table summarizes FBR-Asset's income statement information (in thousands):


                                                Three Months
                                               Ended March 31,
                                                2001      2000
                                              ------   -------

    Gross revenues                            $3,180   $ 6,323
    Total expenses                             2,487     3,590
                                              ------   -------
    Net income before net investment loss        693     2,733
    Net investment loss                         (565)   (4,861)
                                              ------   -------
    Net income (loss)                         $  128   $(2,128)
                                              ======   =======



5.  Executive Officer Compensation:

    During 2001, certain of the Company's executive officers are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). As of March 31, 2001, the Company has not accrued any executive officer compensation. Compensation, if any, related to the Plan will be paid subsequent to December 31, 2001.


6.  Income Taxes:

    The Company has a net operating loss ("NOL") carryforward to offset future taxable income. As of March 31, 2001, the Company has a gross NOL carryforward of $31.4 million that expires through 2019. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets. This assessment includes analyzing future taxable income, a significant component of which is dependent on the realizability of the investment partnerships' and venture funds' unrealized gains that have been recorded for financial reporting purposes, but not for income tax purposes.


7.  Net Capital Requirements:

    The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of March 31, 2001, the broker-dealer subsidiaries had aggregate net capital of $32.3 million, which exceeded the requirements by $30.2 million.


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

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)-(Unaudited)


8.  Earnings (Loss) Per Share, continued:

   As of March 31, 2001 and 2000, respectively, 8,888,900 and 8,897,615 options to purchase shares of common stock were outstanding. As of March 31, 2001 and 2000, respectively, 2,408,484 and 614,612 of the total outstanding options were exercisable.


9.  Commitments and Contingencies:

  As of March 31, 2001, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

   Many aspects of the Company's business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company's operating results and financial condition.

   As of March 31, 2001, the Company had $25.3 million of unfunded commitments to various investment partnerships that may be called over the next 10 years.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands)-(Unaudited)


10.  Segment Information:

   The Company considers its capital markets, asset management operations and online financial services to be three separate reportable segments. During 2000, the Company developed systems and methodologies to allocate overhead costs to its business units and, accordingly, has presented segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):

                                                              Online
                                     Capital      Asset     Financial   Consolidated
                                     Markets   Management    Services      Totals
                                     --------  -----------  ----------  -------------
Three Months Ended March 31, 2001
-----------------------------------
   Total revenues                    $23,617      $(1,258)    $    94        $22,453
   Pre-tax (loss) income              (2,998)      (1,894)     (1,247)        (6,139)

Three Months Ended March 31, 2000
-----------------------------------
   Total revenues                    $30,989      $34,944     $   310        $66,243
   Pre-tax income (loss)               3,410        6,621      (1,475)         8,556

11.  Subsequent Events:

   On April 1, 2001, the Company completed the acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB ("Rushmore"). MMA was a privately-held investment adviser with $933.4 million in assets under management as of March 31, 2001. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was rechartered as a national bank and was named FBR National Bank & Trust ("FBR Bank"). The FBR Bank will offer traditional banking services (lending, deposits, cash management, trust services and serve as a transfer agent and custodian), along with mutual fund accounting. Under the terms of the agreement, the Company acquired MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period. The $17.5 million was placed in escrow on March 30, 2001 and is classified as restricted cash on the March 31, 2001 balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2001 and 2000, and the Notes thereto and the Company's 2000 Annual Report on Form 10-K.


BUSINESS ENVIRONMENT

   Our principal business activities: investment banking (capital raising and merger and acquisition and advisory services), institutional brokerage and asset management (including proprietary investments) are linked to the capital markets. In addition, our business activities are primarily focused on small and mid-cap stocks in the financial services, real estate, technology and energy sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. In the first quarter, there was a decrease in underwritten transactions, particularly in technology issues and the secondary markets remained volatile and under pressure.

   Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the value of securities held by the funds we manage. Increases in value from these activities include unrealized gains that may be reduced from one period to another. The downturn in the technology sector has adversely affected this portion of our business and caused us to reduce certain unrealized gains in securities held by these funds. Although, when market conditions permit, we take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, the value of these securities is subject to increased market risk. Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

   The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for brokerage and investment banking services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, have increased the number and size of companies competing for a similar customer base.

   In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources. As reflected by our April 1, 2001 acquisition of MMA/Rushmore, we believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

   The Company's revenues decreased 66% from $66.2 million in 2000 to $22.5 million in 2001 primarily due to a decrease in asset management revenues, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP") and, to a lesser extent, investment banking revenues.

   Underwriting revenue decreased 27% from $10.5 million in 2000 to $7.7 million in 2001. The decrease is attributed to fewer managed transactions completed in 2001 offset by higher fees per transaction. During the first quarter of 2001, the Company managed 3 public offerings raising $176.8 million and generating $7.2 million in revenues. During the first quarter of 2000, the Company managed 10 public offerings generating $10.5 million in revenues and raising $2.8 billion. The average size of underwritten transactions for which we were a lead or co-manager decreased from $282.8 million in 2000 to $58.9 million in 2001.

   Corporate finance revenue decreased 65% from $6.2 million in 2000 to $2.2 million in 2001 due primarily to a decrease in the number of private placement and M&A transactions completed. In 2000, the Company completed one private placement generating $0.9 million in revenues compared to no completed transactions in 2001. M&A and advisory fee revenue also decreased from $5.3 million in 2000 to $2.2 million in 2001 due to a decrease in the number of deals completed.

   Institutional brokerage revenue from principal transactions remained unchanged at $6.0 million in 2000 and 2001.

   Institutional brokerage agency commissions increased 16% from $5.7 million in 2000 to $6.6 million in 2001 primarily due to increased customer trading, attributed to, among other things, volatility in the markets. In addition, we believe we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

   Asset management incentive allocations decreased significantly from $36.6 million in 2000 to $(3.0) million in 2001. Incentive allocations in 2001 and 2000 are primarily from TVP, and represent both realized and unrealized gains or losses related to our partnership interests and underlying securities in TVP.

   Asset management net investment loss decreased 25% from $(2.9) million in 2000 to $(2.1) million in 2001. Net investment loss in 2001 includes gross gains of $2.4 million offset by losses of $(4.5) million as follows: $(2.9) million of net investment loss from investments in our managed partnerships, of which $(3.7) million related to our technology venture capital investments;
$0.5 million of net investment income generated from our investment in FBR-Asset; and $0.3 of net investment income related to gains on our marketable securities. Net investment income in 2000 included gross gains of $8.1 million offset by losses of $(11.0) million as follows: $5.5 million of gains related to investments in our managed partnerships, of which $4.3 million related to our investment in TVP; $(7.9) million of unrealized losses related to private, mezzanine investments; $1.8 million of gains related to our investment in FBR-Asset; $(1.8) million of realized losses related to the sale of available-for-sale securities; and $(0.5) million of "other than temporary" unrealized depreciation related to an available-for-sale security.

   Unrealized losses related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $1.4 million as of March 31, 2001. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000, continued


Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

   Net interest, dividends, and other revenue (net of interest expense) increased 22% from $1.8 million in 2000 to $2.2 million in 2001 primarily due to reduced interest expense on our trading accounts.

   Total expenses decreased 50% from $57.7 million in 2000 to $28.6 million in 2001 due primarily to a decrease in variable compensation expense associated with decreased revenue.

   Compensation and benefits expense decreased 65% from $46.2 million in 2000 to $16.3 million in 2001. This decrease was primarily due to a decrease in compensation associated with our venture capital funds and, to a lesser extent, a decrease in investment banking and executive officer compensation. The fund management teams for the venture capital funds have agreements with the Company to receive a percentage of the incentive allocations.

   Business development and professional services increased 15% from $4.6 million in 2000 to $5.3 million in 2001 primarily due to an increase in consulting expenses associated with recruiting investment banking, sales and trading professionals.

   Clearing and brokerage fees increased 6% from $1.6 million in 2000 to $1.7 million in 2001 due to an increase in the volume of sales and trading activity. As a percentage of institutional brokerage revenue, clearing and brokerage fees remained unchanged at 14% in 2000 and 2001.

   Occupancy and equipment expense increased 9% from $2.3 million in 2000 to $2.5 million in 2001 primarily due to an increase associated with opening new offices. Depreciation and amortization expense increased $0.1 in 2001 compared to 2000.

   Communications expense remained unchanged at $1.2 million in 2000 and 2001.

   Other operating expenses were fairly stable, decreasing 6% from $1.6 million in 2000 to $1.5 million in 2001.


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

   Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of March 31, 2001, liquid assets consisted primarily of cash and cash equivalents of $39.9 million and a $23.1 million receivable for cash on deposit with the Company's clearing broker. Cash equivalents of $39.9 million consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $3.0 million net in marketable securities in our trading accounts. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $21.6 million as of March 31, 2001 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of the Company's clearing broker that is allowable for net capital purposes. The Company intends to replace this agreement upon expiration in December 2001.

   Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. The decrease in the Company's long-term investments is due to distributions of $21.0 million and net investment depreciation of $5.1 million offset by capital contributions of $1.9 million. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities may be in publicly traded, equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements. The Company is continually evaluating and implementing various strategies designed to minimize its risk of loss from potential market declines of securities underlying its long-term investments. During 2000 and the first quarter of 2001, the Company employed option strategies that were indexed to common equity shares held by certain of the Company's managed investment partnerships. The options are subject to fair value accounting. Total realized and unrealized gains of $4.3 million were recognized during 2001 and included in net investment loss in the statement of operations. As of March 31, 2001, the outstanding options had a fair value of $2.7 million.

   As of March 31, 2001, a majority, by value, of the underlying assets of the investment partnerships and the REIT were equity securities of domestic, publicly traded companies or, in the case of the REIT, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, venture funds, REIT and direct investments are not marketable securities, they are valued at estimated fair values. In 2001, we recorded net realized and unrealized losses from our investments of $(2.1) million and incentive allocations that represent unrealized losses and realization events related to our partnership interests and underlying securities of $(3.0) million. We also maintain, as a separate component of shareholders' equity, $1.4 million of accumulated other comprehensive income, representing $(1.3) million of unrealized losses on our direct investments and $2.7 million of unrealized gains representing our proportionate share of the REIT. As of March 31, 2001, the recorded value of our long-term investment securities and our marketable and trading securities (net of short positions) was $125.4 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $12.5 million.

   As of March 31, 2001, we had net operating losses ("NOL") for tax purposes of $31.4 million that expire through 2019. We maintain a partial valuation allowance related to the NOL and deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized.

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

   We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of March 31, 2001. 482,857 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.


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




                                                                     Closing
                                             Number                  Price on      Expiration
                                               of       Exercise     March 31,      Date of
                                            Warrants     Price         2001         Warrants
                                            --------    --------   ------------    ----------
Access Data...............................  218,183     $ 1.6500               *     03/29/05
American Home Mortgage Holdings, Inc. ....  125,000       7.8000        $ 7.5000     09/30/04
BIT Central, Inc. ........................   63,000       1.0000               *     06/30/05
Capital Automotive REIT...................  894,457      15.0000         16.0000     02/12/03
Dry, Inc..................................   11,832      10.0000               *     10/16/05
FBR Asset Investment Corporation..........  815,805      20.0000         24.5000     12/11/07
Headstrong................................   60,000      13.0000               *     05/26/10
Local Financial Corporation...............  390,332      10.0000         12.6875     09/08/02
PlanetClick, Inc. ........................   56,164       3.1988               *     06/30/04
PocketScript..............................  103,013       1.5000               *     01/27/07
RAIT Investment Trust.....................   99,292      15.0000         13.7900     01/08/03
Styling Technology Corporation............   71,050      12.0000              **     11/21/01
Synchrologic..............................   61,263       6.6500               *     08/25/05
The Bancorp.com, Inc. ....................   28,093      10.0000               *     11/01/04
Total Funding.com.........................  521,400       3.0000               *     02/11/05
Ultraprise Corporation....................  136,427       2.5333               *     12/22/04
Vcampus Corporation (formerly UOLP).......   18,500       4.6250          1.0625     09/16/03
World Web, Ltd. ..........................  233,334       1.5000               *     12/13/04
Xypoint Corporation.......................  285,107       2.1000               *     07/10/03

* The underlying unregistered security does not have a ready market. We received the warrants in a private placement transaction.
**  This security was not trading on March 31, 2001.

Item 3.  Changes in Information About Market Risk

   None.


Forward-Looking Statements

   This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 1999 and especially the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition".


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              (27) Financial data schedule

         (b)  Reports on Form 8-K
              .  April 27, 2001: first quarter 2001 results


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Friedman, Billings, Ramsey Group, Inc.

 5/15/01             By:            /s/ Kurt R. Harrington
---------                ------------------------------------------------
  Date                   Kurt R. Harrington, Senior Vice President and Chief
                         Financial Officer (Principal Financial and Accounting
                         Officer)