Form 10-Q
period 2001-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2001-08-14
CIK 1048750

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Title                                  Outstanding

Class A Common Stock                   17,894,534 shares as of July 31, 2001
Class B Common Stock                   28,222,529 shares as of July 31, 2001

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                        Page
                                                                      Number (s)
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements - (unaudited)

         Consolidated Balance Sheets-
             June 30, 2001 and December 31, 2000                          3

         Consolidated Statements of Operations-
             Three Months Ended June 30, 2001 and 2000                    4

             Six Months Ended June 30, 2001 and 2000                      5

         Consolidated Statements of Cash Flows-
             Six Months Ended June 30, 2001 and 2000                      6

         Notes to Consolidated Financial Statements                      7-12

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13-19

Item 3.  Changes in Information about Market Risk                        20

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            20-21

Item 6.  Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                               21

EXHIBIT INDEX                                                            21

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               (Unaudited)
                                                                                June 30,      December 31,
                                                                                  2001            2000
                                                                               ----------     -----------
ASSETS
   Cash and cash equivalents                                                    $  53,324       $  52,337
   Restricted cash                                                                  2,814              --
   Receivables:
      Investment banking                                                            5,133           4,696
      Asset management fees                                                         2,718           1,806
      Affiliates                                                                      508           1,849
      Other                                                                         2,227           2,744
   Due from clearing broker                                                        22,149          11,840
   Marketable and trading securities, at market value                              22,541          18,447
   Bank securities                                                                 12,102              --
   Long-term investments                                                          123,657         142,950
   Bank loans, net                                                                  4,542              --
   Prepaid expenses and other assets                                                4,025           5,377
   Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of
      $14,636 and $10,636, respectively                                            13,315          10,173
   MMA management contracts                                                        19,293              --
                                                                                ---------       ---------
      Total assets                                                              $ 288,348       $ 252,219
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Trading account securities sold but not yet purchased, at market value:      $   6,800       $     930
   Accounts payable and accrued expenses                                           12,691          11,348
   Accrued compensation and benefits                                               23,264          22,849
   Bank deposits                                                                   18,092              --
   Employee stock loan program payable, net                                        18,603              --
   Deferred tax liability                                                           1,760           1,760
   Long-term secured debt                                                           6,825             776
                                                                                ---------       ---------
      Total liabilities                                                            88,035          37,663
                                                                                ---------       ---------

   Commitments and contingencies (Note 10)                                             --              --

Shareholders' equity:
   Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
      none issued and outstanding                                                      --              --
   Class A Common Stock, $0.01 par value, 150,000,000 shares
      authorized, 22,158,239 and 17,455,406 shares issued, respectively               222             175
   Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
      28,222,529 and 32,910,029 shares issued and outstanding, respectively           282             329
   Additional paid-in capital                                                     210,104         210,164
   Employee stock loan program receivable, 3,382,400 shares                       (18,603)             --
   Treasury stock, at cost, 897,971 shares                                         (6,552)         (7,188)
   Accumulated other comprehensive income (loss)                                    3,685          (1,128)
   Retained earnings                                                               11,175          12,204
                                                                                ---------       ---------
      Total shareholders' equity                                                  200,313         214,556
                                                                                ---------       ---------
      Total liabilities and shareholders' equity                                $ 288,348       $ 252,219
                                                                                =========       =========

                 See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                  (Unaudited)

                                                                                    Three Months
                                                                                   Ended June 30,
                                                                            ------------------------------
                                                                               2001                 2000
                                                                            ----------           ---------
Revenues:
    Investment banking:
         Underwriting                                                       $    9,414           $   1,205
         Corporate finance                                                      18,057               8,741
         Investment gains                                                        5,340                  --
    Institutional brokerage:
         Principal transactions                                                  5,383              12,788
         Agency commissions                                                      5,962               4,627
    Asset management:
         Base management fees                                                    5,191               2,206
         Incentive allocations                                                     301               7,849
         Net investment income                                                   3,498               3,768
    Interest, dividends and other                                                2,006               2,352
                                                                            ----------           ---------
         Total revenues                                                         55,152              43,536
                                                                            ----------           ---------

Expenses:
    Compensation and benefits                                                   32,756              25,209
    Business development and professional services                               8,205               4,391
    Clearing and brokerage fees                                                  1,588               1,539
    Occupancy and equipment                                                      2,883               2,373
    Communications                                                               1,498               1,267
    Interest expense                                                               334                 319
    Other operating expenses                                                     2,778               2,373
                                                                            ----------           ---------
         Total expenses                                                         50,042              37,471
                                                                            ----------           ---------

Net income before taxes                                                          5,110               6,065
    Income tax provision                                                            --                 785
                                                                            ----------           ---------
Net income                                                                  $    5,110           $   5,280
                                                                            ==========           =========

Basic and diluted earnings per share                                        $     0.10           $    0.11
                                                                            ==========           =========

Weighted average shares outstanding:
    Basic                                                                       49,209              49,106
                                                                            ==========           =========
    Diluted                                                                     49,230              50,065
                                                                            ==========           =========

                 See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                    Six Months
                                                                                   Ended June 30,

                                                                            ------------------------------
                                                                                2001                 2000
                                                                            ----------           ---------
Revenues:
    Investment banking:
         Underwriting                                                       $   17,068           $  11,711
         Corporate finance                                                      20,301              14,931
         Investment gains                                                        5,340                  --
    Institutional brokerage:
         Principal transactions                                                 11,355              18,789
         Agency commissions                                                     12,527              10,303
    Asset management:
         Base management fees                                                    8,098               4,380
         Incentive allocations                                                  (2,743)             44,452
         Net investment income                                                   1,413                 868
    Interest, dividends and other                                                4,246               4,345
                                                                            ----------           ---------
         Total revenues                                                         77,605             109,779
                                                                            ----------           ---------

Expenses:
    Compensation and benefits                                                   49,007              71,432
    Business development and professional services                              13,531               9,008
    Clearing and brokerage fees                                                  3,320               3,106
    Occupancy and equipment                                                      5,383               4,696
    Communications                                                               2,665               2,448
    Interest expense                                                               415                 541
    Other operating expenses                                                     4,313               3,927
                                                                            ----------           ---------
         Total expenses                                                         78,634              95,158
                                                                            ----------           ---------

Net (loss) income before taxes                                                  (1,029)             14,621
    Income tax provision                                                            --               2,924
                                                                            ----------           ---------
Net (loss) income                                                           $   (1,029)          $  11,697
                                                                            ==========           =========

Basic (loss) earnings per share                                             $    (0.02)          $    0.24
                                                                            ==========           =========
Diluted (loss) earnings per share                                           $    (0.02)          $    0.23
                                                                            ==========           =========

Weighted average shares outstanding:
    Basic                                                                       49,298              49,064
                                                                            ==========           =========
    Diluted                                                                     49,298              50,996
                                                                            ==========           =========

                 See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                            ------------------------------
                                                                                 2001               2000
                                                                            ----------           ---------
  Cash flows from operating activities:
     Net (loss) income                                                      $   (1,029)         $   11,697
     Non-cash items included in earnings--
           Incentive allocations and net investment (income)
               loss from long-term investments                                   6,108             (45,320)
           Depreciation and amortization                                         3,136               2,435
           Other                                                                   134                  --
           Deferred income taxes                                                    --               2,924
     Changes in operating assets:
        Restricted cash                                                          6,926                  --
        Receivables--
           Investment banking                                                     (437)             (2,080)
           Asset management fees                                                  (912)              2,768
           Affiliates                                                            1,341                 (63)
           Other                                                                 2,192                 822
        Due from clearing broker                                               (10,309)             (4,967)
        Marketable and trading securities                                       (4,094)             (1,147)
        Bank securities                                                          1,147                  --
        Bank loans, net                                                         (2,894)                 --
        Prepaid expenses and other assets                                          340                 243
     Changes in operating liabilities:
        Trading account securities sold but not
           yet purchased                                                         5,870               1,097
        Accounts payable and accrued expenses                                      379              (1,603)
        Bank deposits                                                           (5,706)                 --
        Accrued compensation and benefits                                          415              42,605
                                                                            ----------           ---------
           Net cash provided by operating activities                             2,607               9,411
                                                                            ----------           ---------

  Cash flows from investment activities:
     MMA/Rushmore acquisition                                                  (17,500)                 --
     Purchases of fixed assets                                                  (1,493)             (2,868)
     Sales (purchases) of long-term investments, net                            17,107              (6,045)
                                                                            ----------           ---------
           Net cash used in investing activities                                (1,886)             (8,913)
                                                                            ----------           ---------
  Cash flows from financing activities:
     Long-term secured debt                                                       (310)               (287)
     Proceeds from issuance of common stock                                         --               1,065
     Issuance of treasury common stock                                             576                 483
                                                                            ----------           ---------
           Net cash provided by financing activities                               266               1,261
                                                                            ----------           ---------
  Net increase in cash and cash equivalents                                        987               1,759
  Cash and cash equivalents, beginning of period                                52,337              43,743
                                                                            ----------           ---------
  Cash and cash equivalents, end of period                                  $   53,324           $  45,502
                                                                            ==========           =========


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

2.    MMA/Rushmore Acquisition:

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

      The total purchase price of $25.1 million, including capitalized transaction costs of $1.4 million and the present value of the installment note at 9%, was allocated (in millions):

           MMA management contracts                $ 19.6
           Bank equity                                5.5
                                                   ------
                                                   $ 25.1
                                                   ======

      The acquisition of MMA/Rushmore was accounted for as a purchase and resulted in the recording of $19.6 million of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. These Management Contracts will be amortized straight-line over 15 years for both book and tax purposes. Income related to these management contracts is recognized as earned usually based on invested assets and a stated management fee percentage.

      The accounting policies related to other significant accounts related to FBR Bank:

     o Bank Securities - Represent FBR Bank's investments in Mortgage-Backed Securities (MBS) which are carried at fair value and classified as Available for Sale under SFAS 115. Unrealized gains and losses on such MBS are reported as other comprehensive income in shareholders' equity. Interest income from the MBS is recognized using the effective interest rate method.

     o Bank Loans - Bank Loans are carried at cost less an allowance for loan losses. Impairment of Loans is recorded under SFAS 114, "Accounting by Creditors for Impairment of a Loan". The loss allowance as of June 30, 2001 is $0.1 million. Interest Income from the Loans is recognized using the effective interest rate method.

     o Bank Deposits - Represent deposits held by FBR Bank for its customers. Interest Expense is recognized based on the deposit balance and the stated interest rate paid.

      The Company's pro-forma condensed consolidated results of operations, excluding the results of the acquired business were (in millions):

                                             Three months ended     Six months ended
                                                June 30, 2001         June 30, 2001
                                             ------------------     ----------------
         Revenue                                  $ 52.6                 $ 75.0
         Compensation expense                       31.9                   48.1
         Other operating expense                    15.5                   27.7
         Interest expense                            0.1                    0.1
                                                  ------                 ------
         Net income before taxes                     5.1                   (1.0)
         Pro-forma income tax provision              --                     --
                                                  ------                 ------
         Net income                               $  5.1                 $ (1.0)
                                                  ======                 ======


3.       Comprehensive Income:

      The components of comprehensive income are (in thousands):

                                                               Three Months               Six Months
                                                              Ended June 30,            Ended June 30,
                                                             2001        2000           2001        2000
                                                           -------     -------        --------     -------
      Net income                                           $ 5,110     $ 5,280        $ (1,029)    $11,697
      Other comprehensive income:
        Net change in unrealized investment
          gains (losses) related to
          available-for-sale securities,
          bank securities and investment in
          FBR Asset Investment Corporation                   2,293        (414)          4,813       1,423
                                                           -------     --------       --------     -------
      Comprehensive income                                 $ 7,403     $ 4,866        $  3,784     $13,120
                                                           =======     =======        ========     =======


4.    Long-Term Investments, Incentive Allocations and Net Investment Income:

      Long-term investments consist of the following (in thousands):

                                                                              June 30,        December 31,
                                                                                2001              2000
                                                                             --------         ------------
      Equity method investments:
         Venture capital and other proprietary
           investment partnerships                                           $ 54,284          $ 72,773
         FBR Asset Investment Corporation                                      36,062            30,054
      Marketable securities                                                     4,920             5,370
      Private debt investments                                                  7,500            17,837
      Cost method investments                                                  16,235             7,208
      Other                                                                     4,656             9,708
                                                                             --------          --------
                                                                             $123,657          $142,950
                                                                             ========          ========

4. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

      FBR Technology Venture Partners, L.P. ("TVP")
      ---------------------------------------------

      As of June 30, 2001, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant portions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the June 30, 2001 closing price. During the quarter ended June 30, 2001, the partnership made no distributions.

      The Company's investment in TVP of $6,231 represents 5% of the Company's total long-term investments and 2% of the Company's total assets as of June 30, 2001. The following table summarizes TVP's income statement information (in thousands):


                                                 Three Months                Six Months
                                                Ended June 30,             Ended June 30,
                                                2001      2000            2001        2000
                                            --------    --------        --------    --------
      Investment income                     $    7      $     86        $      8    $    123
      Total expenses                           343           326             681         649
                                            ------      --------        --------    --------
      Net investment loss                     (336)         (240)           (673)       (526)
      Unrealized (depreciation)
         appreciation of investments          (354)           29         (75,719)    183,596
      Net realized gains on investments         22        28,663          57,600      39,822
                                            ------      --------        --------    --------
      Net (loss) income                     $ (668)     $ 28,452        $(18,792)   $222,892
                                            ======      ========        ========    ========


      FBR Asset Investment Corporation ("FBR-Asset")
      ----------------------------------------------

      During the quarter ended June 30, 2001, the Company recorded $1,596 of net investment income in the statement of operations for its proportionate share (reflecting share repurchases) of FBR-Asset's net income. The Company also recorded, in other comprehensive income, $2,127 of unrealized investment gains for its proportionate share of FBR-Asset's net unrealized gains related to available-for-sale securities. As of June 30, 2001, the net unrealized gain related to FBR-Asset and included in the Company's accumulated other comprehensive income was $4,801.

      The Company's investment in FBR-Asset of $36,062 represents 26% of the Company's total long-term investments and 13% of the Company's total assets as of June 30, 2001. The following table summarizes FBR-Asset's income statement information (in thousands):

                                                               Three Months               Six Months
                                                              Ended June 30,             Ended June 30,
                                                           -------------------        --------------------
                                                             2001       2000            2001        2000
                                                           -------   ---------        --------    --------
      Gross revenues                                       $ 6,127     $ 5,914        $  9,307    $ 12,237
      Total expenses                                         2,451       3,065           4,938       6,655
                                                           -------     -------        --------    --------
      Net income before net investment gains (losses)        3,676       2,849           4,369       5,582
      Net investment gains (losses)                            348        (118)           (217)     (4,979)
                                                           -------     -------        --------    --------
      Net income                                           $ 4,024     $ 2,731        $  4,152    $    603
                                                           =======     =======        ========    ========

4. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

      FBR Ashton, L.P. ("Ashton")
      ---------------------------

      As of June 30, 2001, Ashton's investments were comprised of securities primarily in the financial services industry. During the quarter ended June 30, 2001, the Company recorded $1,908 of net investment income in the statement of operations for its proportionate share of Ashton's net income.

      The Company's investment in Ashton of $18,504 represents 14% of the Company's total long-term investments and 6% of the Company's total assets as of June 30, 2001. The following table summarizes Ashton's income statement information (in thousands):

                                                               Three Months                Six Months
                                                              Ended June 30,              Ended June 30,
                                                            2001        2000            2001        2000
                                                           -------     -------         -------     -------
      Gross revenues                                       $   456     $   351         $ 9,307     $   741
      Total expenses                                           491         359           4,938         654
                                                           -------     -------        --------     -------
      Net (loss) income before net investment income           (35)         (8)          4,369          87
      Net investment income (losses)                         6,478          30            (217)        (24)
                                                           -------     -------        ---------    --------
      Net income                                           $ 6,443     $    22         $ 4,152     $    63
                                                           =======     =======         =======     =======


      Available-For-Sale Securities
      -----------------------------

      During the second quarter, the Company recorded $(996) of "other than temporary" loss in the statement of operations as net investment loss. As of June 30, 2001, the unrealized loss related to available-for-sale securities was $(1,116) and included in accumulated other comprehensive income.

5.    Executive Officer Compensation:

      During 2001, certain of the Company's executive officers are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). As of June 30, 2001, the Company has not accrued any executive officer compensation related to this plan. Compensation, if any, related to the Plan will be paid subsequent to December 31, 2001.

6.    Income Taxes:

      The Company has a net operating loss ("NOL") carryforward to offset future taxable income. As of June 30, 2001, the Company has a gross NOL carryforward of $31.4 million that expires through 2019. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets. This assessment includes analyzing future taxable income, a significant component of which is dependent on the realizability of the investment partnerships' and venture funds' unrealized gains that have been recorded for financial reporting purposes, but not for income tax purposes.

7.    Shareholders' Equity:

      On June 26, 2001 the Company repurchased 4,228,000 shares of Class B common stock from an executive officer of the Company for $5.50 per share. The shares were converted to Class A common stock and sold to other company employees at the same price. Upon settlement of the repurchase and sales transactions on July 5, 2001, the Company received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price.

      For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders' equity. These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, the $18,603 financed by the Company, and related 3,382,400 of common shares is reflected as a receivable in shareholders' equity. As the employees repay the loans, shareholders' equity and shares outstanding will increase. In addition, the interest earned on the employee loans will be added to paid-in-capital and excluded from net income. Because the stock purchase and sale agreement were entered into in June and did not settle until July, the obligations of the respective parties are reflected as a net payable on the balance sheet as of June 30, 2001.

8.    Net Capital Requirements:

      The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of June 30, 2001, the broker-dealer subsidiaries had aggregate net capital of $20.1 million, which exceeded the requirements by $17.3 million.

9.    Earnings (Loss) Per Share:

      Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive options.

      As of June 30, 2001 and 2000, respectively, 12,370,800 and 8,321,191 options to purchase shares of common stock were outstanding. As of June 30, 2001 and 2000, respectively, 5,671,962 and 962,917 of the total outstanding options were exercisable.

10.   Commitments and Contingencies:

      As of June 30, 2001, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

      As of June 30, 2001, the Company had $22.9 million of unfunded commitments to various investment partnerships that may be called over the next 10 years.

11.   Segment Information:

      The Company considers its capital markets, asset management and online financial services operations to be three separate reportable segments. The Company developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):

                                                                      Online
                                         Capital        Asset        Financial    Consolidated
                                         Markets     Management      Services        Totals
                                         -------     ----------      ---------    ------------
Three Months Ended June 30, 2001
--------------------------------
      Total revenues                     $44,103       $10,930        $   119        $ 55,152
      Pre-tax (loss) income                4,108         2,147         (1,145)          5,110

Three Months Ended June 30, 2000
--------------------------------
      Total revenues                      26,979        16,374            183          43,536
      Pre-tax income (loss)                1,732         6,004         (1,671)          6,065

Six Months Ended June 30, 2001
------------------------------
      Total revenues                      67,720         9,672            213          77,605
      Pre-tax (loss) income                1,111           253         (2,393)         (1,029)

Six Months Ended June 30, 2000
------------------------------
      Total revenues                      57,968        51,318            493         109,779
      Pre-tax income (loss)                5,142        12,625         (3,146)         14,621


12.   Subsequent Events:

      On August 3, 2001, the Company exercised an option to repurchase 772,000 shares of Class B common stock from an executive officer of the Company for $5.50 per share. The shares were converted to Class A common stock and sold to other company employees on the same terms as the employee share purchase on June 26, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2001 and 2000, and the Notes thereto and the Company's 2000 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

       Our principal business activities: investment banking (capital raising and merger and acquisition and advisory services), institutional brokerage and asset management (including proprietary investments are linked to the capital markets. In addition, our business activities are focused to a large extent on small and mid-cap stocks in the financial services, real estate, technology and energy sectors, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks and other sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. In the second quarter, although the economic slowdown that began in the second half of 2000 continued, we experienced an increase in underwriting and private placement activity in two of our focused industry sectors: the financial institutions and real estate sectors. The economic slowdown continued to adversely affect equity valuations, particularly in the technology sector. Secondary equity market trading activity remained under pressure and the advent of decimal pricing has adversely affected secondary equity market trading margins.

       Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the value of securities held by the funds we manage. Increases in value from these activities include unrealized gains that may be reduced from one period to another. The downturn in the technology sector has adversely affected this portion of our business and caused us to reduce certain unrealized gains in securities held by these funds while the improvement in the financial institutions sector has generated gains. Although, when market conditions permit, we take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, the value of these securities is subject to increased market risk. Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

       The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for brokerage and investment banking services. The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, have increased the number and size of companies competing for a similar customer base many of which have greater capital resources with which to pursue these activities.

       In order to improve our ability to offer debt or equity financing to our investment banking clients, Friedman, Billings, Ramsey & Co., Inc. ("FBRC") our principal investment banking subsidiary, entered into an agreement during the second quarter of 2001 with our minority subsidiary, FBR Asset Investment Corporation ("FBR-Asset") pursuant to which FBR-Asset will be entitled, subject to the conditions described below, to receive 10% of the net cash fees earned by FBRC as a result of investment banking engagements of FBRC by entities in which FBR-Asset commits to make an equity investment or a loan. FBR-Asset's right to be paid 10% of the net cash fees earned by FBRC will be conditioned on, among other factors, whether FBR-Asset's commitment to invest in or lend to the entity that engages FBRC is a contributing factor in the entity's decision to engage FBRC, facilitates the provision of investment banking services to the entity by FBRC, or assists in facilitating the completion of a transaction. Subsequent to June 30, 2001, FBR-Asset completed a secondary offering of 4,500,000 shares raising approximately $98.3 million in additional equity.

       In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources. As reflected by our April 2001 acquisition of MMA/Rushmore, which added money market, fixed income and equity mutual funds, we believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000

      The Company's revenues increased 27% from $43.5 million in 2000 to $55.2 million in 2001 primarily due to an increase in investment banking revenues and, to a lesser extent, an increase in asset management revenues offset by a decrease in institutional brokerage revenue.

      Underwriting revenue increased from $1.2 million in 2000 to $9.4 million in 2001. The increase is attributed to more lead-managed transactions completed in 2001 and higher fees per transaction, in addition to a larger number of transactions. During the second quarter of 2001, the Company managed five public offerings, of which the Company lead-managed four, raising $391.4 million and generating $9.4 million in revenues. During the second quarter of 2000, the Company managed two public offerings, neither of which was lead-managed, raising $65.3 million and generating $1.2 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $32.7 million in 2000 to $78.3 million in 2001.

      Corporate finance revenue increased 108% from $8.7 million in 2000 to $18.1 million in 2001 due primarily to an increase in the number and size of private placement transactions completed. In 2000, the Company completed one private placement generating $3.6 million in revenues compared to two completed transactions in 2001 generating $15.5 million in revenues, net of $1.7 million in revenues paid to FBR-Asset related to the fee sharing agreement with FBRC. During the second quarter of 2001, FBR-Asset participated in a private placement of the common stock of Saxon Capital Acquisition Corporation, where FBRC acted as the placement agent. M&A and advisory fee revenue decreased from $5.1 million in 2000 to $2.6 million in 2001; however, we completed two M&A transactions in 2000 compared to three in 2001.

      In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. The Company recorded an unrealized investment banking gain of $4.5 million in the second quarter as a result of the change in valuation estimates.

      Institutional brokerage revenue from principal transactions decreased 58% from $12.8 million in 2000 to $5.4 million in 2001 primarily due to trading gains of $6.7 million in 2000 attributable to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000, continued

      Institutional brokerage agency commissions increased 30% from $4.6 million in 2000 to $6.0 million in 2001 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 136% from $2.2 million in 2000 to $5.2 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, our other managed vehicles.

      Asset management incentive allocations decreased significantly from $7.8 million in 2000 to $0.3 million in 2001. Incentive allocations in 2000 are primarily from TVP.

      Asset management net investment income decreased 8% from $3.8 million in 2000 to $3.5 million in 2001. Net investment income in 2001 includes gross gains of $7.3 million offset by losses of $(3.8) million as follows: $1.9 million of net investment income from investments in venture capital and other proprietary investment partnerships; $1.6 million of net investment income generated from our investment in FBR-Asset; and $1.7 million of realized gains related to private, mezzanine investments offset by $(1.0) million of "other than temporary" unrealized depreciation related to an available-for-sale security and $(0.7) million of net investment loss related to losses on our marketable securities. Net investment income in 2000 included $1.9 million of net investment income from investments in our managed partnerships and $1.9 million of net investment income generated from our investment in FBR-Asset.

     Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $3.7 million as of June 30, 2001. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 15% from $2.0 million in 2000 to $1.7 million in 2001 due to lower cash balances and lower interest rates.

      Total expenses increased 33% from $37.5 million in 2000 to $50.0 million in 2001 due primarily to an increase in variable compensation expense associated with increased revenues and, to a lesser extent, an increase in business development and professional services.

      Compensation and benefits expense increased 30% from $25.2 million in 2000 to $32.8 million in 2001. This increase was primarily due to an increase in compensation associated with underwriting and corporate finance revenue.

      Business development and professional services increased 86% from $4.4 million in 2000 to $8.2 million in 2001 primarily due to an increase in consulting expenses associated with recruiting investment banking, research, sales and trading professionals and an increase in travel associated with the increase in underwriting activity.

      Clearing and brokerage fees were fairly stable increasing 7% from $1.5 million in 2000 to $1.6 million in 2001. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 9% in 2000 compared to 14% 2001, due primarily to $6.7 million of trading gains in 2000.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared to three months ended June 30, 2000, continued

      Occupancy and equipment expense increased 21% from $2.4 million in 2000 to $2.9 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001. Depreciation and amortization expense increased $0.3 in 2001 compared to 2000.

      Communications expense increased 15% from $1.3 million in 2000 to $1.5 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

      Other operating expenses increased 17% from $2.4 million in 2000 to $2.8 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to six months ended June 30, 2000

      The Company's revenues decreased 29% from $109.8 million in 2000 to $77.6 million in 2001 primarily due to higher asset management revenue, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"), in 2000. Additionally, in 2001, there was a decrease in revenue from institutional brokerage offset by an increase in investment banking revenues.

      Underwriting revenue increased 46% from $11.7 million in 2000 to $17.1 million in 2001. The increase is attributed more lead-managed transactions resulting in higher fees per transaction. During the first six months of 2001, the Company managed eight public offerings, of which the Company lead-managed seven, raising $574.0 million and generating $17.1 million in revenues. During the first six months of 2000, the Company managed 12 public offerings, of which the Company lead-managed one, raising $2.9 billion and generating $11.7 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $241.7 million in 2000 to $71.2 million in 2001.

      Corporate finance revenue increased 36% from $14.9 million in 2000 to $20.3 million in 2001 due primarily to an increase in the size of private placement transactions completed. In 2000, the Company completed two private placements generating $4.8 million in revenues compared to two completed transactions in 2001 generating $15.6 million in revenues, net of $1.7 million in revenues paid to FBR-Asset related to the fee sharing agreement with FBRC. During the second quarter of 2001, FBR-Asset participated in a private placement of the common stock of Saxon Capital Acquisition Corporation, where FBRC acted as the placement agent. M&A and advisory fee revenue decreased from $10.1 million in 2000 to $4.7 million in 2001; however, we completed two M&A transactions in 2000 compared to six in 2001.

      In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. The Company recorded an unrealized investment banking gain of $4.5 million in the second quarter as a result of the change in valuation estimates.

      Institutional brokerage revenue from principal transactions decreased 39% from $18.8 million in 2000 to $11.4 million in 2001 primarily due to trading gains of $5.4 million in 2000 attributable to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to three months ended June 30, 2000, continued

      Institutional brokerage agency commissions increased 21% from $10.3 million in 2000 to $12.5 million in 2001 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 84% from $4.4 million in 2000 to $8.1 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, our other managed vehicles.

       Asset management incentive allocations decreased significantly from $44.5 million in 2000 to $(2.7) million in 2001. Incentive allocations in 2000 are primarily from TVP.

      Asset management net investment income increased 56% from $0.9 million in 2000 to $1.4 million in 2001. Net investment income in 2001 includes gross gains of $8.6 million offset by losses of $(7.2) million as follows: $(1.0) million of net investment loss from investments in venture capital and other proprietary investment partnerships; $2.0 million of net investment income generated from our investment in FBR-Asset; and $1.7 million of realized gains related to private, mezzanine investments offset by $(1.0) million of "other than temporary" unrealized depreciation related to an available-for-sale security and $(0.4) million of net investment loss related to losses on our marketable securities. Net investment income in 2000 included $7.4 million of net investment income from investments in our managed partnerships, $1.4 million of net investment income generated from our investment in FBR-Asset offset by $(7.9) million in write-downs of our private equity and private debt investments.

      Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $3.7 million as of June 30, 2001. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) remained unchanged at $3.8 million in 2000 and 2001.

      Total expenses decreased 17% from $95.2 million in 2000 to $78.6 million in 2001 due primarily to a decrease in variable compensation expense offset by an increase in business development and professional services.

      Compensation and benefits expense decreased 31% from $71.4 million in 2000 to $49.0 million in 2001. This decrease was primarily due to a decrease in asset management revenue, particularly incentive allocations related to TVP, offset by an increase in compensation associated with underwriting and corporate finance revenue.

      Business development and professional services increased 50% from $9.0 million in 2000 to $13.5 million in 2001 primarily due to an increase in travel associated with the increase in underwriting activity and consulting expenses associated with recruiting investment banking, research, sales and trading professionals.

      Clearing and brokerage fees were fairly stable increasing 6% from $3.1 million in 2000 to $3.3 million in 2001. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 11% in 2000 compared to 14% 2001, due primarily to $5.4 million of trading gains in 2000.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to three months ended June 30, 2000, continued

      Occupancy and equipment expense increased 15% from $4.7 million in 2000 to $5.4 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001. Depreciation and amortization expense increased $0.4 in 2001 compared to 2000.

      Communications expense increased 13% from $2.4 million in 2000 to $2.7 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

      Other operating expenses increased 10% from $3.9 million in 2000 to $4.3 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

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

       Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of June 30, 2001, liquid assets consisted primarily of cash and cash equivalents of $53.3 million and a $22.1 million receivable for cash on deposit with the Company's clearing broker. Cash equivalents of $53.3 million consist primarily of money market funds invested in debt obligations of the U.S. government. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $9.6 million as of June 30, 2001 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of the Company's clearing broker that is allowable for net capital purposes. The Company intends to replace this agreement upon expiration in December 2001.

     Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. The decrease in the Company's long-term investments is primarily due to net sales of long-term investments of $18.8 million. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities may be in publicly traded, equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements. The Company is continually evaluating and implementing various strategies designed to minimize its risk of loss from potential market declines of securities underlying its long-term investments. During 2000 and the first six months of 2001, the Company employed option strategies that were indexed to common equity shares held by certain of the Company's managed investment partnerships. The options are subject to fair value accounting. Total realized and unrealized gains of $2.5 million were recognized during 2001 and included in net investment income in the statement of operations. As of June 30, 2001, the outstanding options had a fair value of $3.0 million, and were subsequently realized for $2.9 million.

       As of June 30, 2001, a majority, by value, of the underlying assets of the investment partnerships and FBR-Asset were equity securities of domestic, publicly traded companies or, in the case of FBR-Asset, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, FBR-Asset and direct investments are not marketable securities, they are valued at estimated fair values. In 2001, we recorded net realized and unrealized gains from our investments of $1.4 million and incentive allocations that represent unrealized losses and realization events related to our partnership interests and underlying securities of $(2.7) million. We also maintain, as a separate component of shareholders' equity,

$3.7 million of accumulated other comprehensive income, representing $(1.1) million of unrealized losses on our direct investments and $4.8 million of unrealized gains representing our proportionate share of FBR-Asset's unrealized gains. As of June 30, 2001, the recorded value of our long-term investment securities and our marketable and trading securities (net of short positions) was $139.4 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $13.9 million.

       As of June 30, 2001, we had net operating losses ("NOL") for tax purposes of $31.4 million that expire through 2019. We maintain a partial valuation allowance related to the NOL and deferred tax assets, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized.

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

       In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. The Company recorded an unrealized investment banking gain of $4.5 million in the second quarter as a result of the change in valuation estimates.

       We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of June 30, 2001. 570,056 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.

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

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 7, 2001 at which shareholders took the following actions:

1.    The election of the six directors of the Company.
2.    The approval of the FBR Key Employee Incentive Plan.
3.    The approval of the FBR Non-Employee Director Stock Compensation Plan.
4. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001.

      The results of the voting in connection with the preceding items were as follows:

1. Election of Directors: A total of 91,119,296 votes were received for this item.

                                   For         Against       Abstain

      Emanuel J. Friedman       90,643,721        -          475,575
      Eric F. Billings          90,642,799        -          476,497
      W. Russell Ramsey         90,617,755        -          501,541
      Daniel J. Altobello       90,835,355        -          283,941
      Wallace L. Timmeny        90,835,355        -          283,941
      Mark R. Warner            90,809,855        -          309,441

2.    Approval of the FBR Key Employee Incentive Plan:
      A total of 85,535,209 votes were received for this item.

            For                  Against                  Abstain
            ---                  -------                  -------
        84,444,094              1,079,281                  11,834


3.    Approval of the FBR Non-Employee Director Stock Compensation Plan:
      A total of 91,119,296 votes were received for this item.

            For                  Against                  Abstain
            ---                  -------                  -------
        89,490,834              1,609,202                  19,260

4.    Ratification of the Appointment of Arthur Andersen LLP:
      A total of 91,119,296 votes were received for this item.

            For                  Against                  Abstain
            ---                  -------                  -------
        91,059,263                48,235                   11,798


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               none

      (b)      Reports on Form 8-K
o              July 26, 2001: second quarter 2001 results


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Friedman, Billings, Ramsey Group, Inc.

    8/14/01                          By: /s/ Kurt R. Harrington
---------------                         -------------------------------
     Date                               Kurt R. Harrington,
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)