Form 10-Q
period 2001-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2001-11-14
CIK 1048750

================================================================================
                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 001-13731


                    Friedman, Billings, Ramsey Group, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Virginia                                        54-187743
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     1001 Nineteenth Street North                              22209
             Arlington, VA                                   ----------
---------------------------------------                      (Zip code)
(Address of principal executive offices)

                                (703) 312-9500
              (Registrant's telephone number including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title                                   Outstanding

Class A Common Stock                   18,493,432 shares as of October 31, 2001
Class B Common Stock                   27,021,029 shares as of October 31, 2001
================================================================================

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                Page Number(s)
Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements - (unaudited)

            Consolidated Balance Sheets-
              September 30, 2001 and December 31, 2000                 3

            Consolidated Statements of Operations-
              Three Months Ended September 30, 2001 and 2000           4
              Nine Months Ended September 30, 2001 and 2000            5

            Consolidated Statements of Cash Flows-
              Nine Months Ended September 30, 2001 and 2000            6

            Notes to Consolidated Financial Statements                7-12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13-19

Item 3.     Changes in Information about Market Risk                  20

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                            20

EXHIBIT INDEX                                                         20

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             (Unaudited)
                                                                            September 30,   December 31,
                                                                                 2001           2000
                                                                            -------------   ------------
ASSETS
 Cash and cash equivalents                                                       $ 32,892       $ 52,337
 Receivables:
   Investment banking                                                               3,209          4,696
   Asset management fees                                                            3,044          1,806
   Affiliates                                                                         963          1,849
   Other                                                                            3,428          2,744
 Due from clearing broker                                                          10,890         11,840
 Marketable and trading securities, at market value                                13,599         18,447
 Bank investment securities                                                        10,780             --
 Long-term investments                                                            110,462        142,950
 Bank loans, net                                                                    9,038             --
 Prepaid expenses and other assets                                                  3,607          5,377
 Furniture, equipment, software and leasehold improvements,
   net of accumulated depreciation and amortization of
   $18,750 and $10,636, respectively                                                9,929         10,173
 MMA management contracts                                                          19,047             --
                                                                                 --------       --------
   Total assets                                                                  $230,888       $252,219
                                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Trading account securities sold but not yet purchased, at market value:         $  1,092       $    930
 Accounts payable and accrued expenses                                             16,065         11,348
 Accrued compensation and benefits                                                 12,093         22,849
 Bank deposits                                                                     19,394             --
 Deferred tax liability                                                             1,760          1,760
 Long-term secured debt                                                             6,817            776
                                                                                 --------       --------
   Total liabilities                                                               57,221         37,663
                                                                                 --------       --------

 Commitments and contingencies (Note 10)                                               --             --

Shareholders' equity:
 Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
   none issued and outstanding                                                         --             --
 Class A Common Stock, $0.01 par value, 150,000,000 shares
   authorized, 23,391,403 and 17,455,406 shares issued, respectively                  232            175
 Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
   27,021,029 and 32,910,029 shares issued and outstanding, respectively              272            329
 Additional paid-in capital                                                       210,577        210,164
 Employee stock loan program receivable, 4,000,000 shares                         (22,346)            --
 Treasury stock, at cost, 897,971 and 985,170 shares, respectively                 (6,552)        (7,188)
 Accumulated other comprehensive income (loss)                                      2,699         (1,128)
 Retained earnings (deficit)                                                      (11,215)        12,204
                                                                                 --------       --------
   Total shareholders' equity                                                     173,667        214,556
                                                                                 --------       --------
   Total liabilities and shareholders' equity                                    $230,888       $252,219
                                                                                 ========       ========

                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                (Unaudited)


                                                       Three Months
                                                    Ended September 30,
                                                    -------------------

                                                      2001       2000
                                                    --------   -------
Revenues:
 Investment banking:
  Underwriting                                      $  9,857   $ 4,928
  Corporate finance                                    1,153     7,264
  Investment gains                                        74     1,453
 Institutional brokerage:
  Principal transactions                               4,158     7,019
  Agency commissions                                   5,934     4,989
 Asset management:
  Base management fees                                 5,836     2,504
  Incentive allocations                               (1,843)    7,751
  Net investment income (loss)                        (6,554)    5,780
 Interest, dividends and other                         3,168     3,014
                                                    --------   -------
  Total revenues                                      21,783    44,702
                                                    --------   -------

Expenses:
 Compensation and benefits                            24,276    24,809
 Business development and professional services        7,639     5,974
 Clearing and brokerage fees                           1,786     1,483
 Occupancy and equipment                               5,742     2,657
 Communications                                        1,555     1,300
 Interest expense                                        322       424
 Other operating expenses                              2,853     1,862
                                                    --------   -------
  Total expenses                                      44,173    38,509
                                                    --------   -------

Net income (loss) before taxes                       (22,390)    6,193
 Income tax provision                                     --     1,239
                                                    --------   -------
Net income (loss)                                   $(22,390)  $ 4,954
                                                    ========   =======

Basic and diluted earnings (loss) per share         $  (0.49)  $  0.10
                                                    ========   =======

Weighted average shares outstanding:
 Basic                                                45,808    49,229
                                                    ========   =======
 Diluted                                              45,808    50,360
                                                    ========   =======




                See notes to consolidated financial statements.

                    FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)



                                                         Nine Months
                                                     Ended September 30,
                                                    ---------------------
                                                      2001         2000
                                                    --------     --------

Revenues:
 Investment banking:
  Underwriting                                      $ 26,925     $ 16,639
  Corporate finance                                   21,454       22,195
  Investment gains                                     5,414        1,453
 Institutional brokerage:
  Principal transactions                              15,513       25,808
  Agency commissions                                  18,461       15,292
 Asset management:
  Base management fees                                13,934        6,884
  Incentive allocations                               (4,586)      52,203
  Net investment income (loss)                        (5,141)       6,648
 Interest, dividends and other                         7,414        7,359
                                                    --------     --------
  Total revenues                                      99,388      154,481
                                                    --------     --------

Expenses:
 Compensation and benefits                            73,283       96,241
 Business development and professional services       21,170       14,982
 Clearing and brokerage fees                           5,106        4,589
 Occupancy and equipment                              11,125        7,353
 Communications                                        4,220        3,748
 Interest expense                                        737          965
 Other operating expenses                              7,166        5,789
                                                    --------     --------
  Total expenses                                     122,807      133,667
                                                    --------     --------

Net income (loss) before taxes                       (23,419)      20,814
 Income tax provision                                     --        4,163
                                                    --------     --------
Net income (loss)                                   $(23,419)    $ 16,651
                                                    ========     ========

Basic earnings (loss) per share                     $  (0.49)    $   0.34
                                                    ========     ========
Diluted earnings (loss) per share                   $  (0.49)    $   0.33
                                                    ========     ========

Weighted average shares outstanding:
 Basic                                                48,122       49,119
                                                    ========     ========
 Diluted                                              48,122       50,787
                                                    ========     ========




                See notes to consolidated financial statements.

                     FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

(Unaudited)

                                                                   Nine Months
                                                                Ended September 30,
                                                              -----------------------

                                                                2001           2000
                                                              --------       --------

Cash flows from operating activities:
  Net income (loss)                                           $(23,419)      $ 16,651
  Non-cash items included in earnings--
      Incentive allocations and net investment (income)
        loss from long-term investments                         21,124        (52,017)
      Depreciation and amortization                              7,588          3,695
      Other                                                        273             --
      Deferred income taxes                                         --          4,163
  Changes in operating assets:
    Receivables--
      Investment banking                                         1,487         (1,168)
      Asset management fees                                     (1,238)         1,379
      Affiliates                                                   886           (382)
      Other                                                      1,196         (1,767)
    Due from clearing broker                                       950         (6,102)
    Marketable and trading securities                            4,848         (2,086)
    Prepaid expenses and other assets                              680            652
  Changes in operating liabilities:
    Trading account securities sold but not
      yet purchased                                                162          4,386
    Accounts payable and accrued expenses                        3,753           (152)
    Accrued compensation and benefits                          (10,756)        40,544
                                                              --------       --------
      Net cash provided by operating activities                  7,534          7,796
                                                              --------       --------

Cash flows from investment activities:
  MMA/Rushmore acquisition                                     (17,500)            --
  Cash acquired from MMA/Rushmore Acquisition                    9,740             --
  Bank investment securities                                     2,469             --
  Bank loans, net                                               (7,390)            --
  Purchases of fixed assets                                     (2,235)        (3,289)
  Sales (purchases) of long-term investments, net               14,095         (9,273)
                                                              --------       --------
      Net cash used in investing activities                       (821)       (12,562)
                                                              --------       --------

Cash flows from financing activities:
  Employee stock loan program                                  (22,346)            --
  Bank deposits                                                 (4,404)            --
  Repayments of long-term secured loans                           (457)          (433)
  Proceeds from issuance of common stock                           473          1,611
  Issuance of treasury common stock                                576            483
                                                              --------       --------
      Net cash (used in) provided by financing activities      (26,158)         1,661
                                                              --------       --------

Net decrease in cash and cash equivalents                      (19,445)        (3,105)
Cash and cash equivalents, beginning of period                  52,337         43,743
                                                              --------       --------
Cash and cash equivalents, end of period                      $ 32,892       $ 40,638
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


2.  MMA/Rushmore Acquisition:

   On April 1, 2001, the Company completed the acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB ("Rushmore"). MMA was a privately-held investment adviser with $933.4 million in assets under management as of March 31, 2001. Together, MMA and Rushmore are the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was rechartered as a national bank and was named FBR National Bank & Trust ("FBR Bank"). The FBR Bank offers traditional banking services (lending, deposits, cash management, trust services and serve as a transfer agent and custodian), along with mutual fund accounting. Under the terms of the agreement, the Company acquired MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period.

   The total purchase price of $25.2 million, including capitalized transaction costs of $1.5 million and the present value of the installment note at an imputed rate of 9%, was allocated (in millions):

     MMA management contracts   $ 19.7
     Bank equity                   5.5
                                ------
                                $ 25.2
                                ======

   The acquisition of MMA/Rushmore was accounted for as a purchase and resulted in the recording of $19.7 million of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. These Management Contracts will be amortized straight-line over 15 years for both book and tax purposes. Income related to these management contracts is recognized as earned usually based on invested assets and a stated management fee percentage.

   The accounting policies related to other significant accounts related to FBR
Bank:

   Bank Securities - Represent FBR Bank's investments in Mortgage-Backed Securities (MBS) which are carried at fair value and classified as Available-for-Sale under SFAS 115. Unrealized gains and losses on such MBS are reported as other comprehensive income in shareholders' equity. Interest income from the MBS is recognized using the effective interest rate method.

   Bank Loans - Bank Loans are carried at cost less an allowance for loan losses. Impairment of Loans is recorded under SFAS 114, "Accounting by Creditors for Impairment of a Loan". The loss allowance as of September 30, 2001 is $0.1 million. Interest Income from the Loans is recognized using the effective interest rate method.

   Bank Deposits - Represent deposits held by FBR Bank for its customers. Interest Expense is recognized based on the deposit balance and the stated interest rate paid.

   The Company's pro-forma condensed consolidated results of operations, excluding the results of the acquired business were (in millions):

                                       Three months ended    Nine months ended
                                       September 30, 2001   September 30, 2001
                                       -------------------  -------------------
     Revenue                                  $ 19.0               $ 94.0
     Compensation expense                       23.4                 71.5
     Other operating expense                    18.2                 46.0
     Interest expense                            0.1                  0.2
                                              ------               ------
     Net loss before taxes                     (22.7)               (23.7)
     Pro-forma income tax provision               --                   --
                                              ------               ------
     Net loss                                 $(22.7)              $(23.7)
                                              ======               ======

3.  Comprehensive Income:

   The components of comprehensive income are (in thousands):

                                                               Three Months                  Nine Months
                                                            Ended September 30,          Ended  September 30,
                                                                2001       2000             2001          2000
                                                             -------    -------         --------       -------
   Net income (loss)                                        $(22,390)    $4,954         $(23,419)      $16,651
   Other comprehensive income:
    Net change in unrealized investment gains
     (losses) related to available-for-sale securities,
     bank securities and investment in
     FBR Asset Investment Corporation                           (986)     2,657            3,827        4,080
                                                            --------     ------           ------      -------
   Comprehensive income (loss)                              $(23,376)    $7,611         $(19,592)     $20,731
                                                            ========     ======          ========     =======

4. Long-Term Investments, Incentive Allocations and Net Investment Income:

   Long-term investments consist of the following (in thousands):

                                                         September 30,             December 31,
                                                              2001                     2000
                                                       -----------------         ----------------
   Equity method investments:
     Venture capital and other proprietary
      investment partnerships                             $ 43,338                 $ 72,773
     FBR Asset Investment Corporation                       32,843                   30,054
   Marketable securities                                     6,333                    5,370
   Private debt investments                                  7,500                   17,837
   Cost method investments                                  16,745                    7,208
   Other                                                     3,703                    9,708
                                                          --------                 --------
                                                          $110,462                 $142,950
                                                          ========                 ========


4. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

   FBR Technology Venture Partners, L.P. ("TVP")
   ---------------------------------------------

   As of September 30, 2001, TVP's investments include equity investments in securities of development-stage and early-stage, privately and publicly held technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market and may remain restricted for a period of time even if a company becomes public. TVP's investments may represent significant portions of the issuer's equity and they may carry special contractual privileges, as well as certain restrictions, not applicable to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. Public company investments are valued based on the September 30, 2001 closing price. During the quarter ended September 30, 2001, the partnership made no distributions.

   The Company's investment in TVP of $3,105 represents 3% of the Company's total long-term investments and 1% of the Company's total assets as of September 30, 2001. The following table summarizes TVP's income statement information (in thousands):

                                                     Three Months            Nine Months
                                                  Ended September 30,     Ended September 30,
                                                    2001       2000         2001       2000
                                                  --------   --------     --------   --------
   Investment income (loss)                       $      2   $    (35)    $     10   $     88
   Total expenses                                      371        320        1,052        968
                                                  --------   --------     --------   --------

   Net investment loss                                (369)      (355)      (1,042)      (880)
   Unrealized (depreciation)
    appreciation of investments                    (13,572)   (12,718)     (89,291)   170,878
   Net realized gains (losses) on investments         (299)    28,916       57,300     68,737
                                                  --------   --------     --------   --------
   Net income (loss)                              $(14,240)  $ 15,843     $(33,033)  $238,735
                                                  ========   ========     ========   ========

   FBR Asset Investment Corporation ("FBR-Asset")
   ----------------------------------------------

   During the quarter ended September 30, 2001, the Company recorded $23 (net of $1,086 of investment loss, representing dilution associated with FBR-Asset's secondary offering in August 2001) of net investment income in the statement of operations for its proportionate share of FBR-Asset's net income. The Company also recorded, in other comprehensive income, $(2,146) of unrealized investment losses for its proportionate share of FBR-Asset's net unrealized losses related to available-for-sale securities. As of September 30, 2001, the net unrealized gain related to FBR-Asset and included in the Company's accumulated other comprehensive income was $2,655.

   The Company's investment in FBR-Asset of $32,843 represents 30% of the Company's total long-term investments and 14% of the Company's total assets as of September 30, 2001. The following table summarizes FBR-Asset's income statement information (in thousands):

                                                           Three Months            Nine Months
                                                        Ended September 30,     Ended September 30,
                                                          2001      2000        2001          2000
                                                         ------    ------      -------      -------
   Gross revenues                                        $9,582    $5,594      $18,889      $17,831
   Total expenses                                         5,220     3,255       10,158        9,910
                                                         ------    ------      -------      -------
   Net income before net investment gains (losses)        4,362     2,339        8,731        7,921
   Net investment gains (losses)                          1,282        57        1,065       (4,922)
                                                         ------    ------      -------      -------
   Net income                                            $5,644    $2,396      $ 9,796      $ 2,999
                                                         ======    ======      =======      =======

4. Long-Term Investments, Incentive Allocations and Net Investment Income, continued:

   FBR Ashton, L.P. ("Ashton")
   ---------------------------

   As of September 30, 2001, Ashton's investments were comprised of securities primarily in the financial services industry. During the quarter ended September 30, 2001, the Company recorded $(1,957) of net investment loss in the statement of operations for its proportionate share of Ashton's net loss.

   The Company's investment in Ashton of $16,546 represents 15% of the Company's total long-term investments and 7% of the Company's total assets as of September 30, 2001. The following table summarizes Ashton's income statement information (in thousands):

                                                  Three Months            Nine Months
                                                Ended September 30,     Ended September 30,
                                                  2001       2000        2001         2000
                                                -------    -------      ------      -------
   Gross revenues                               $   458    $   459      $1,490      $ 1,200
   Total expenses                                   353        431       1,163        1,085
                                                -------    -------      ------      -------
   Net income before net investment income
     (losses)                                       105         28         327          115
   Net investment income (losses)                (6,410)    10,507       3,724       10,483
                                                -------    -------      ------      -------
   Net income (loss)                            $(6,305)   $10,535      $4,051      $10,598
                                                =======    =======      ======      =======

   Available-For-Sale Securities
   -----------------------------

   During the third quarter, the Company recorded $(949) of "other than temporary" loss in the statement of operations as net investment loss. As of September 30, 2001, the unrealized gain related to available-for-sale securities was $44 and included in accumulated other comprehensive income.


5. Executive Officer Compensation:

   During 2001, certain of the Company's executive officers are eligible for bonuses under the Key Employee Incentive Plan (the "Plan"). As of September 30, 2001, the Company has not accrued any executive officer compensation related to this plan. Compensation, if any, related to the Plan will be paid subsequent to December 31, 2001.


6. Income Taxes:

   The Company has a net operating loss ("NOL") carryforward to offset future taxable income that expires through 2019. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets. This assessment includes analyzing future taxable income, a significant component of which is dependent on the realizability of the investment partnerships' unrealized gains that have been recorded for financial reporting purposes, but not for income tax purposes.


7. Shareholders' Equity:

   On June 26, 2001 and August 10, 2001, the Company repurchased 4,228,000 and 772,000 shares, respectively, of Class B common stock from an executive officer of the Company for $5.50 per share. The shares were converted to Class A common stock and sold to other company employees at the same price. Upon settlement of the repurchase and sales transactions on July 5, 2001 and August 15, 2001, respectively, the Company received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price.

   For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders' equity. These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $22.3 million financed by the Company and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders' equity. As the employees repay the loans, shareholders' equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income.


8.  Net Capital Requirements:

   The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of September 30, 2001, the broker-dealer subsidiaries had aggregate net capital of $16.5 million, which exceeded the requirements by $14.1 million.


9.  Earnings (Loss) Per Share:

   Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. The diluted earnings per share calculation also includes the impact of dilutive options.

   As of September 30, 2001 and 2000, respectively, 12,940,234 and 8,211,062 options to purchase shares of common stock were outstanding. As of September 30, 2001, no outstanding options were included in the fully diluted calculation. As of September 30, 2000, 5,523,660 of the total outstanding options were included in the fully diluted calculation. As of September 30, 2001 and 2000, respectively, 6,751,784 and 884,544 of the total outstanding options were exercisable.


10.  Commitments and Contingencies:

  As of September 30, 2001, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

   As of September 30, 2001, the Company had $21.6 million of unfunded commitments to various investment partnerships that may be called over the next 10 years.


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

                                                                  Online
                                                                ----------
                                         Capital      Asset     Financial   Consolidated
                                         Markets   Management    Services      Totals
                                         --------  -----------  ----------  -------------

Three Months Ended September 30, 2001
---------------------------------------
   Total revenues                        $22,066      $  (358)    $    75       $ 21,783
   Pre-tax loss                           (9,179)      (9,339)     (3,872)       (22,390)

Three Months Ended September 30, 2000
---------------------------------------
   Total revenues                         27,046       17,459         197         44,702
   Pre-tax income (loss)                    (101)       7,267        (973)         6,193

Nine Months Ended September 30, 2001
---------------------------------------
   Total revenues                         89,786        9,314         288         99,388
   Pre-tax loss                           (8,068)      (9,086)     (6,265)       (23,419)

Nine Months Ended September 30, 2000
---------------------------------------
   Total revenues                         85,014       68,777         690        154,481
   Pre-tax income (loss)                   5,041       19,892      (4,119)        20,814


12.  Subsequent Events:

  None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2001 and 2000, and the Notes thereto and the Company's 2000 Annual Report on Form 10-K.

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

   In the third quarter, although the economic slowdown that began in the second half of 2000 continued, we continued to experience an increase in underwriting and private placement activity in two of our focused industry sectors: the financial institutions and real estate sectors. The economic slowdown continued to adversely affect equity valuations, particularly in the technology and financial sectors. This slowdown was accelerated in the aftermath of the events surrounding September 11. Secondary equity market trading activity continued to remain under pressure and the advent of decimal pricing has adversely affected secondary equity market trading margins.

   Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and asset management activities is based on the value of securities held by the funds we manage. Increases in value from these activities include unrealized gains that may be reduced from one period to another. The downturn in the technology and financial sectors has adversely affected this portion of our business and caused us to reduce certain unrealized gains in securities held by these funds. Although, when market conditions permit, we take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, the value of these securities is subject to increased market risk.

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

   In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources. In October, we announced that we had implemented a program to reduce fixed costs by a targeted 20% of the third quarter run-rate.

RESULTS OF OPERATIONS

   Three months ended September 30, 2001 compared to three months ended September 30, 2000

   The Company's revenues decreased 51% from $44.7 million in 2000 to $21.8 million in 2001 primarily due to a decrease in asset management revenues and, to a lesser extent, decreases in investment banking and institutional brokerage revenues.

   Underwriting revenue increased from $4.9 million in 2000 to $9.9 million in 2001. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During the third quarter of 2001, the Company managed seven public offerings, of which the Company lead-managed three, raising $525.8 million and generating $9.9 million in revenues. During the third quarter of 2000, the Company managed seven public offerings, of which the Company lead-managed one, raising $954.9 million and generating $4.9 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $136.4 million in 2000 to $75.1 million in 2001.

   Corporate finance revenue decreased from $7.3 million in 2000 to $1.2 million in 2001 due primarily to a decrease in the number and size of private placement transactions completed. In 2000, the Company completed two private placements generating $1.4 million in revenues compared to one completed transaction in 2001 generating $1.0 million in revenues. M&A and advisory fee revenue decreased from $5.9 million in 2000 to $0.2 million in 2001. We completed two M&A transactions in 2000 compared to none in 2001.

   In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. During the quarter, the Company recorded an unrealized investment banking loss of $(1.0) million as a result of the change in valuation offset by a gain of $0.9 million related to the exercise of warrants previously received as part of a capital raising transaction.

   Institutional brokerage revenue from principal transactions decreased 40% from $7.0 million in 2000 to $4.2 million in 2001 primarily due to the move to decimalization and resulting lower per trade commissions which continue to place pressure on spread margins. In addition, the Company recorded trading gains of $1.2 million in 2000 attributable to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

   Institutional brokerage agency commissions increased 18% from $5.0 million in 2000 to $5.9 million in 2001 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

   Asset management base management fees increased 132% from $2.5 million in 2000 to $5.8 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, our other managed vehicles.

   Asset management incentive allocations decreased from $7.8 million in 2000 to $(1.8) million in 2001. Incentive allocations in 2000 and 2001 are primarily from TVP.

   Asset management net investment income (loss) decreased from $5.8 million in 2000 to $(6.6) million in 2001. Net investment loss in 2001 includes: $(5.7) million of net investment loss from investments in venture capital and other proprietary investment partnerships and $(1.0) million of "other than temporary" unrealized depreciation related to an available-for-sale security offset by $0.1 million of net investment

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000, continued

income generated from other miscellaneous investments. Net investment income in 2000 included $4.9 million of net investment income from investments in venture capital and other proprietary investment partnerships and $1.3 million of net investment income generated from our investment in FBR-Asset offset by a $(0.4) million of "other than temporary" unrealized depreciation related to an available-for sale security.

   Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $2.7 million as of September 30, 2001. If and when we liquidate these investments or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as an investment loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

   Net interest, dividends, and other revenue (net of interest expense) increased 8% from $2.6 million in 2000 to $2.8 million in 2001 primarily due to $0.9 million of miscellaneous income recorded in 2001 offset by lower cash balances and lower interest rates.

   Total expenses increased 15% from $38.5 million in 2000 to $44.2 million in 2001 due primarily to an increase in occupancy and equipment associated with write-off of capitalized software related to fbr.com and, to a lesser extent, an increase in business development and professional services and other operating expenses.

   Compensation and benefits expense decreased 2% from $24.8 million in 2000 to $24.3 million in 2001 due to a decrease of $5.0 million in variable compensation primarily related to TVP and, to a lesser extent, executive officer compensation. These decreases were offset by an increase in fixed compensation from $7.1 million in 2000 to $11.5 million in 2001 associated with the hiring of investment banking, research, sales and trading professionals.

   Business development and professional services increased 27% from $6.0 million in 2000 to $7.6 million in 2001 primarily due to an increase in travel associated with the increase in underwriting activity and, to a lesser extent, sub-advisory expenses and consulting expenses associated with recruiting investment banking, research, sales and trading professionals.

   Clearing and brokerage fees increased 20% from $1.5 million in 2000 to $1.8 million in 2001 primarily due to an increase in market-making activity and agency transactions. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 12% in 2000 compared to 18% 2001, due primarily to $1.2 million of trading gains in 2000 and pressure on spread margins from the over-the-counter business.

   Occupancy and equipment expense increased 111% from $2.7 million in 2000 to $5.7 million in 2001 due to an increase in amortization expense related to fbr.com. Depreciation and amortization expense increased $3.2 million in 2001 compared to 2000 primarily as a result of the $2.7 million accelerated write-off of capitalized fbr.com software costs due to the Company determining such capitalized costs were impaired during the period.

   Communications expense increased 23% from $1.3 million in 2000 to $1.6 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

   Other operating expenses increased 53% from $1.9 million in 2000 to $2.9 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

   The Company's revenues decreased 36% from $154.5 million in 2000 to $99.4 million in 2001 primarily due to lower asset management revenue, particularly incentive allocations related to FBR Technology Venture Partners, L.P. ("TVP"). Additionally, in 2001, there was a decrease in revenue from institutional brokerage offset by an increase in investment banking revenues.

   Underwriting revenue increased 62% from $16.6 million in 2000 to $26.9 million in 2001. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During the first nine months of 2001, the Company managed fifteen public offerings, of which the Company lead-managed ten, raising $1.1 billion and generating $26.9 million in revenues. During the first nine months of 2000, the Company managed nineteen public offerings, of which the Company lead-managed two, raising $3.9 billion and generating $16.6 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $205.3 million in 2000 to $73.6 million in 2001.

   Corporate finance revenue decreased 3% from $22.2 million in 2000 to $21.5 million in 2001 due primarily to a decrease in the number of private placement and M&A transactions completed offset by higher fees per private placement transaction. In 2000, the Company completed four private placements generating $6.2 million in revenues compared to three completed transactions in 2001 generating $16.5 million in revenues, net of $1.7 million in revenues paid to FBR-Asset related to the fee sharing agreement with FBRC. During the second quarter of 2001, FBR-Asset participated in a private placement of the common stock of Saxon Capital Acquisition Corporation, where FBRC acted as the placement agent. M&A and advisory fee revenue decreased from $16.0 million in 2000 to $5.0 million in 2001. We completed nine M&A transactions in 2000 compared to six in 2001.

   In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. During the first nine months of the year, the Company recorded an unrealized investment banking gain of $3.5 million as a result of the change in valuation. In addition, the Company recorded a miscellaneous investment banking related gain of $1.0 million as well as a gain of $0.9 million related to the exercise of warrants previously received as part of a capital raising transaction.

   Institutional brokerage revenue from principal transactions decreased 40% from $25.8 million in 2000 to $15.5 million in 2001 primarily due to the move to decimalization and resulting lower per trade commissions which continue to place pressure on spread margins. In addition, the Company recorded trading gains of $6.6 million in 2000 attributable to the Company's ability, as a market maker for its own account, to take advantage of an increase in market volatility in the technology sector.

   Institutional brokerage agency commissions increased 21% from $15.3 million in 2000 to $18.5 million in 2001 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

   Asset management base management fees increased 101% from $6.9 million in 2000 to $13.9 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, our other managed vehicles.

   Asset management incentive allocations decreased from $52.2 million in 2000 to $(4.6) million in 2001. Incentive allocations in 2000 and 2001 are primarily from TVP.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000, continued

   Asset management net investment income (loss) decreased from $6.6 million in 2000 to $(5.1) million in 2001. Net investment loss in 2001 includes: $(6.6) million of net investment loss from investments in venture capital and other proprietary investment partnerships; $(1.9) million of "other than temporary" unrealized depreciation related to an available-for-sale security; and $(0.4) million of net investment loss related to losses on our marketable securities offset by $2.1 million (net of $1.1 million of investment loss, representing dilution associated with FBR-Asset's secondary offering in August 2001) of net investment income generated from our investment in FBR-Asset and $1.7 million of realized gains related to private, mezzanine investments. Net investment income in 2000 included $12.3 million of net investment income from investments in venture capital and other proprietary investment partnerships and $5.0 million of net investment income generated from our investment in FBR-Asset offset by $(7.9) million in write-downs of our private equity and private debt investments and $(2.8) million of "other than temporary" impairments related to available-for-sale securities.

   Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $2.7 million as of September 30, 2001. If and when we liquidate these or determine that the decline in value of these investments is "other than temporary", a portion or all of the losses will be recognized as investment losses in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is also exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

   Net interest, dividends, and other revenue (net of interest expense) increased 5% from $6.4 million in 2000 to $6.7 million in 2001 primarily due to $1.1 million of miscellaneous income recorded in 2001 offset by lower cash balances and lower interest rates.

   Total expenses decreased 8% from $133.7 million in 2000 to $122.8 million in 2001 due primarily to a decrease in variable compensation expense offset by an increase in business development and professional services and, to a lesser extent, occupancy and equipment associated with write-off of capitalized software related to fbr.com and other operating expenses.

   Compensation and benefits expense decreased 24% from $96.2 million in 2000 to $73.3 million in 2001 due to a decrease of $34.2 million in variable compensation primarily related to TVP and, to a lesser extent, executive officer compensation. These decreases were offset by an increase in fixed compensation from $20.9 million in 2000 to $30.7 million in 2001 associated with the hiring of investment banking, research, sales and trading professionals.

   Business development and professional services increased 29% from $15.0 million in 2000 to $21.2 million in 2001 primarily due to an increase in consulting expenses associated with recruiting investment banking, research, sales and trading professionals and travel associated with the increase in underwriting activity and, to a lesser extent, sub-advisory expenses.

   Clearing and brokerage fees increased 11% from $4.6 million in 2000 to $5.1 million in 2001 primarily due to an increase in market-making activity and agency transactions. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 11% in 2000 compared to 15% 2001, due primarily to $6.6 million of trading gains in 2000 and pressure on spread margins from the over-the-counter business.

   Occupancy and equipment expense increased 15% from $7.4 million in 2000 to $11.1 million in 2001 due to an increase in amortization expense related to fbr.com. Depreciation and amortization expense increased $3.9 million in 2001 compared to 2000 primarily as a result of the $2.7 million accelerated write-off of capitalized fbr.com software costs due to the Company determining such capitalized costs were impaired during the period.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000, continued

   Communications expense increased 14% from $3.7 million in 2000 to $4.2 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.

   Other operating expenses increased 24% from $5.8 million in 2000 to $7.2 million in 2001 primarily due to expenses in connection with the MMA/Rushmore acquisition in April 2001.


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

   Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of September 30, 2001, liquid assets consisted primarily of cash and cash equivalents of $32.9 million and a $10.9 million receivable for cash on deposit with the Company's clearing broker. Cash equivalents of $32.9 million consist primarily of money market funds invested in debt obligations of the U.S. government. We had borrowing capacity (borrowing against security positions) from FBRC's clearing broker of approximately $8.8 million as of September 30, 2001 and a total of $40.0 million in a committed subordinated revolving loan from an affiliate of the Company's clearing broker that is allowable for net capital purposes. The Company intends to replace this agreement upon expiration in December 2001.

   Long-term investments consist primarily of investments in managed partnerships, including venture capital funds in which we serve as managing partner, available-for-sale securities, our investment in FBR-Asset and long-term debt and equity investments in privately held companies. The decrease in the Company's long-term investments from December 31, 2000 to September 30, 2001 is primarily due to net sales of long-term investments of $30.0 million. Although the investments in venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities may be in publicly traded, equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements. The Company is continually evaluating and implementing various strategies designed to minimize its risk of loss from potential market declines of securities underlying its long-term investments. During 2000 and the first six months of 2001, the Company employed option strategies that were indexed to common equity shares held by certain of the Company's managed investment partnerships. The options are subject to fair value accounting. Total realized and unrealized gains of $2.5 million were recognized during 2001 and included in net investment income in the statement of operations.

   As of September 30, 2001, a majority, by value, of the underlying assets of the investment partnerships and FBR-Asset were equity securities of domestic, publicly traded companies or, in the case of FBR-Asset, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, FBR-Asset and direct investments are not marketable securities, they are valued at estimated fair values. In 2001, we recorded net realized and unrealized losses from our investments of $(5.1) million and incentive allocations that represent unrealized losses and realization events related to our partnership interests and underlying securities of $(4.6) million. We also maintain, as a separate component of shareholders' equity, $2.7 million of accumulated other comprehensive income primarily representing our proportionate share of FBR-Asset's unrealized gains. As of September 30, 2001, the recorded value of our long-term investment securities and our marketable and trading securities (net of short positions) was $123.0 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $12.3 million.

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

   In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. The Company has previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, the Company reassessed the valuation models and methodology for the warrants. As such, the Company has valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. The Company recorded an unrealized investment banking gain of $3.5 million in 2001 as a result of the change in valuation estimates.

   We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2.5 million shares of our Company's Class A Common Stock. Since announcing the share repurchase program, the Company purchased 1,468,027 shares as of September 30, 2001. 570,056 of the purchased shares were reissued to employees pursuant to our Employee Stock Purchase Plan.

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


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
          none

(b)  Reports on Form 8-K
     o  October 25, 2001: third quarter 2001 results
     o  October 25, 2001: third quarter 2001 Financial and Statistical
        Supplement
     o  October 25, 2001: third quarter 2001 Long-term Investment Matrix


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Friedman, Billings, Ramsey Group, Inc.

       11/14/01      By:       /s/ Kurt R. Harrington
   ----------------            ----------------------
      Date                     Kurt R. Harrington, Senior Vice President and
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)