Form 10-K405
period 2001-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2002-04-01
CIK 1048750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

 For the fiscal year ended December 31, 2001

 OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Aggregate market value of the voting stock held by non-affiliates of the Registrant: $214,284,795 as of March 22, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

18,823,269 shares of Class A Common Stock as of March 22, 2002 and 26,921,029 shares of Class B Common Stock as of March 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 2001 and to be delivered to stockholders in connection with the 2001 Annual meeting of Stockholders in Part III, Items 10 (as related to Directors), 11, 12 and 13.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

PART I

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

        This Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among financial services firms for business and personnel, the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows in the securities markets, volatility of the securities markets, available technologies, the effect of government regulation and of general economic conditions on our own business and on the businesses in the industry areas on which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section "Factors Affecting Our Business, Operating Results and Financial Condition" (page 18). This entire Form 10-K, including the Consolidated Financial Statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

ITEM 1.   BUSINESS

General

         Friedman, Billings, Ramsey Group, Inc. ("FBR") is a financial holding company for businesses that provide the following products and services:

(1)         Investment banking and institutional brokerage. This business is conducted primarily through Friedman, Billings, Ramsey & Co., Inc. ("FBRC") our principal registered broker-dealer subsidiary, and in Europe through Friedman, Billings, Ramsey International, Ltd., ("FBRIL") our U.K. subsidiary. Online brokerage and securities distribution services are conducted through FBR Investment Services, Inc. ("FBRIS"), a registered broker-dealer subsidiary.

(2)      Specialized asset management. This business is conducted primarily through four registered investment adviser subsidiaries: Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"); FBR Venture Capital Managers, Inc. ("FBRVCM"); FBR Fund Advisers, Inc.; and Money Management Associates, Inc.   FBR National Bank & Trust ("FBR National Bank") provides transfer agency, custody, shareholder services and mutual fund accounting for mutual funds.

        Through these businesses, we provide a wide array of financial products and services in the following broad industry sectors: financial services, real estate, technology, energy, healthcare, and diversified industries, that we believe offer significant business opportunities. We have continued to strengthen our business by adding coverage of new industry sectors, broadening and deepening our research and investment banking coverage within our industry sectors, adding new products and services that benefit from our knowledge of each sector, and building a wider customer base.

        Through FBRIM, we are the investment manager of, and through FBRC we have a strategic relationship with respect to investment banking business with, FBR Asset Investment Corporation ("FBR-Asset"), a separate public company.  FBR-Asset is a Virginia corporation and has elected to be taxed as a real estate investment trust ("REIT") under the federal tax laws.  FBR-Asset makes investments in mortgage-backed securities, equity securities of companies engaged in real estate-related and other businesses, and mezzanine or senior loans.

        We believe that our goal of building shareholder value is best achieved by strengthening our competitive position and thus our financial position. In order for us to remain competitive, it is important for us to focus on our industry sectors and within those sectors offer a broad range of products and services both to corporate issuers who are seeking advice and financing, and to our brokerage and asset management customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies' finance and advisory needs grow. We seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

        We are a Virginia corporation, and the successor company to that founded in 1989 by our Co-Chief Executive Officers, Emanuel J. Friedman and Eric F. Billings, and by W. Russell Ramsey, who remains a director of our company.   As of December 31, 2001, we had 433 employees engaged in the following activities: 74 in research, 84 in investment banking, 114 in sales and trading, 28 in asset management, 3 in online brokerage, 30 in mutual fund servicing, 24 in FBR National Bank (other than mutual fund servicing), 53 in accounting, administration and operations, 15 in compliance, legal, risk management and internal audit, and 8 in the executive group. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

        As of December 31, 2001, our Co-Chief Executive Officers owned approximately 38% (41% if the 4 million shares pledged as collateral by employees under the Employee Stock Purchase and LoanPlan are excluded from the denominator; the Co-CEO's are not participants in this program) of our common stock. Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also have offices in Bethesda, Maryland; Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Irvine, California; New York, New York; Portland, Oregon; Seattle, Washington; Vienna, Austria; and London, England.

Strategy

        We seek to combine businesses that provide relatively predictable revenues and moderate profitability from diverse business lines and customer bases with businesses that, although less predictable, have greater potential for higher levels of profitability. In the first category, we include our brokerage business, that portion of our asset management business that generates fees based on a percentage of assets under management and a base level of return on our principal investment activity (generally targeted at 10-12%). In the second category, we include our investment banking business, that portion of our asset management businesses that provides for incentive income based on gains above a certain level, and excess returns on our principal investing activity.

         We seek to achieve operating leverage in three ways. First, we leverage our expertise in each of our industry sectors by applying that expertise to our products and services in our research, investment banking, securities brokerage and asset management businesses. Second, we leverage our return on investment by investing in our own asset management funds that provide us with incentive income on the assets invested in the funds by our customers. As a result, we have the opportunity to receive a return that is disproportionate to our investment. Third, our goal is a cost structure in which fixed costs are comparatively low, and a large element of compensation and other expenses are variable as they relate to revenue levels.

Revenues

        Our revenues for the years ended December 31, 2001, 2000 and 1999 were $160.8 million, $180.9 million and $139.0 million, respectively. The decrease in revenue from 2000 to 2001 is primarily due to decreases in the value of our technology sector venture capital portfolio offset by an increase in investment banking revenue.  Excluding technology sector net investment and incentive income (loss), revenues for December 31, 2001, 2000 and 1999 were $178.9 million, $139.3 million and $102.6 million.  See the table on page 41 for the percentage of total revenues contributed by each of our business lines.

        We began in 1989 as an institutional brokerage firm offering specialized research, sales and trading. We have maintained and enhanced this business, and in 2001 it contributed about one-third of our revenues.  In late 1992, we added investment banking to our capital markets business.  In 2001, investment banking contributed about one-half of our revenues.

        In 1989, we launched our first hedge fund, which we continue to manage, and have remained active in the alternative asset management business (hedge funds, private equity and venture capital).  In late 1996, we expanded our asset management business, initiating several new asset management products and hiring professionals to lead those efforts. Among these were our venture capital and mutual fund businesses. Our gross assets under management have increased from $153.7 million, representing productive capital assets under management (on which our base management fees are calculated) of $119.3 million at the beginning of 1996 to gross assets under management of $2.8 billion, representing productive capital assets under management of $2.9 billion at the end of 2001.  Net assets under management have grown from $119.3 million at the beginning of 1996 to $1.5 billion at the end of 2001.  The base management fees (including mutual fund servicing fees) on our productive capital assets under management were $5.3 million for the fourth quarter of 2001 or $21.2 million on an annualized basis, representing 0.8% per annum of productive capital assets under management, or 1.5% per annum of net assets under management at December 31, 2001.  See "Management's Discussion and Analysis - Operations Group - Asset Management Group" for a discussion of Gross, Net and Productive Capital Assets Under Management.

        In addition, on $469.9 million of these net assets as of December 31, 2001, $405.0 million excluding technology sector assets, we have the potential to earn incentive income; in the fourth quarter of 2001 we earned $1.8 million, $7.2 million on an annualized basis in incentive allocations and fees (excluding technology sector incentive allocations).  We also invest in our own asset management products, and earn a return on our investment. In 2001, asset management contributed about 10% of our revenues (including unrealized gains and losses included in incentive income).  Excluding technology sector net investment and incentive income (loss), asset management contributed 20.5% of revenues.

        On April 1, 2001, we completed the acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB ("Rushmore").  MMA was a privately-held investment adviser with $933.4 million in assets under management as of March 31, 2001.  Upon closing, Rushmore was rechartered as a national bank and was named FBR National Bank & Trust ("FBR National Bank").  The FBR National Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing and mutual fund accounting), traditional banking services (lending, deposits, cash management and trust services).  We acquired MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period.  The total purchase price of $25.2 million, including capitalized transaction costs of $1.5 million and the present value of the installment note at an imputed rate of 9%, was allocated (in millions):

Mutual fund management and administrative contracts	$19.7
Bank equity	5.5
$25.2

Industry Sector Focus

        We began our business focused on the middle market financial services sector, in particular thrifts and small banks. We extended sector coverage to the related areas of real estate and non-depository institutions during 1994 to 1996. In 1996 we began to actively expand our sector coverage to industries with significant growth potential and capital needs, that are less closely related to the financial sector. In doing this, we have built our business in sectors that we believe are somewhat counter-cyclical to each other, with some providing active business opportunities to us when others are not. By the end of 2001, we were focused on six broad industry sectors: financial institutions, real estate, technology, energy, healthcare, and diversified industries.  In 2001, we opened an office in Cleveland, Ohio to expand our investment banking coverage of middle market financial institutions and diversified industries companies in the Mid-west, an office in New York City to accommodate newly hired technology and financial institutions research analysts and an office in Dallas, Texas to strengthen our presence in the energy sector. In the healthcare sector, we have broadened our areas of expertise to include the bio-technology and genomics industries. Like our coverage of the Internet and related information technology industries, these industries have a strong presence in the Washington, D.C. area where we are headquartered.

Customer Base

        The customer base of our brokerage business has historically been primarily institutional, including large national institutions such as well-known mutual fund complexes, as well as smaller, private investment pools. We have built increased business from this existing base, and from new institutional customers, by providing research, sales and trading in dedicated teams by industry and by customer. We believe that this strategy allows us to better serve the needs of our institutional customers; we expect increased brokerage business from these institutions as a result.

        Starting in late 1997, we have also pursued a strategy of building our client base of corporate and high net worth individuals through a specialized private client group that offers brokerage and asset management services specifically designed to meet the needs of corporate executives, major shareholders, corporate investment offices, pension plans and foundations, as well as other high net worth individuals.

        In early 1999, we extended our customer coverage by adding an online retail group for the first time. This retail effort is entirely online, which we believe can be a more efficient and cost-effective platform to serve the needs of retail customers than a retail branch network of commission brokers.

Principal Investing

         We invest in companies within our sectors of focus both as a co-investor with our customers in the asset management vehicles that we manage, and occasionally as a direct investor or as an investor in investment vehicles managed by third parties with whom we believe it is productive to build a strategic relationship. We pursue this investing strategy to provide diversification of our invested assets across industry sectors, and to invest strategically in sectors and companies that can provide us with future business opportunities. Our single largest investment, representing 35% of our long-term investments as of December 31, 2001, is our equity interest in FBR-Asset.  At December 31, 2001, 65% of FBR-Asset's net equity was in mortgage backed securities guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae, 30% was invested in equity securities, 4% was in mezzanine loans and 1% was in cash or cash equivalents.  See the financial statements of FBR-Asset at page H-1.  As of the end of 2001, our principal investments were primarily focused on three sectors: financial services, real estate, and technology.

Strategic Relationships

         PNC Bank Corp. ("PNC") owns slightly less than 5% of the outstanding shares of our common stock as part of a strategic business relationship between us and PNC with respect to selected capital markets and related activities. We work with PNC on an arms-length basis to refer potential business to each other. PNC is an investor in certain of our private equity, venture and proprietary asset management products.

        PNC is one of the largest diversified financial services companies in the United States. PNC offers a variety of financial products and services in its primary geographic locations in Pennsylvania, New Jersey, Delaware, Ohio and Kentucky and nationally through retail distribution networks and alternative delivery channels.

        We have built strategic relationships with other financial companies such as Dawnay, Day, Lander, Ltd., a United Kingdom firm focused on technology sector corporate finance and early stage investing, Emerging Technology Partners, L.L.C., a Rockville, Maryland firm focused on bio-technology sector investments and Capital Crossover Partners, an Arlington, Virginia firm focused primarily on technology sector investments.

        In 2001, our principal broker-dealer subsidiary, FBRC, entered into an agreement with our affiliate, FBR-Asset pursuant to which, in certain circumstances, FBR-Asset may determine to make a commitment to extend credit or invest in an FBRC investment banking client.  In the event FBR-Asset makes such a commitment, FBR-Asset's broker-dealer subsidiary participates in the investment banking transaction as a financial advisor to FBRC and receives a fee for its participation.  We believe that the ability of FBRC to partner with FBR-Asset in certain investment banking transactions enhances FBRC's ability to compete for investment banking business.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a detailed discussion of this relationship.

        We intend to continue to pursue strategic partnerships as part of our strategy to strengthen our revenue sources by increasing our product offerings and providing increased services to our customers. In addition, we may pursue joint ventures or other business combinations or raise additional capital in order to build our businesses. If we choose to raise additional capital, we may do so by selling additional stock in or issuing debt of Friedman, Billings, Ramsey Group, Inc. or by seeking investors or partners in our company or in one particular subsidiary or sector of our businesses.

Capital Markets

         Historically, we have derived the majority of our revenues from our capital markets. We have maintained the strength of our capital markets business in the financial services and real estate sectors and expanded our capabilities by adding research and investment banking personnel in those areas and by adding new areas such as technology, energy, healthcare and diversified industries.

        Our capital markets activities include research, institutional sales and trading, and investment banking.  In investment banking we provide a broad range of services, including public and private offerings of a wide variety of securities and financial advisory services in mergers and acquisitions, mutual to stock conversions, strategic partnering transactions and other advisory assignments.

Capital Raising Activities

        Our capital raising activities include a wide range of securities, structures and amounts. We are a leading underwriter of equity securities in several of our areas of focus and are dedicated to the successful completion and aftermarket performance of each underwriting transaction we execute. Our investment banking, research, and sales and trading professionals work as a team to successfully execute capital raising assignments.

        Our strategy is to maintain long-term relationships with our corporate clients by serving their capital needs beyond their initial access to capital markets. We seek to increase our base of public company clients by serving as a lead or co-manager, or syndicate member, in follow-on offerings for companies that we believe have attractive investment characteristics, whether or not we participated as a lead or co-manager in the IPOs for such companies.

Mergers and Acquisitions Advisory Services

        Our mergers and acquisitions group uses our research capability, business valuation skills and secondary market experience to evaluate merger and acquisition candidates and opportunities for our clients. We believe that our research capacity and capital raising activities have created a network of relationships that enables us to identify and engineer mutually beneficial combinations between companies. As a financial adviser, we rely upon our experience gained through in-depth and daily involvement in the capital markets.

        Financial advisory services have included advice on mergers and acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs.

Research

         A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 350 companies in our focus industry sectors. We leverage the ideas generated by our research teams across our entire organization, using them to attract underwriting and institutional brokerage clients, to advise corporate finance clients, to inform the direction of the various investment funds we advise or sponsor, and to attract retail investors. We make almost all of our analysts' research reports available online.  In addition, we increase our visibility to corporate clients and to investors by holding annual investor conferences-each focused on broad industry sectors. In 2001, these conferences featured over 200 company presentations and drew more than 1,000 attendees.

        Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify undervalued investment opportunities in the capital markets, and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary, and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

        We have focused our research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include technology, bio-technology, genomics, financial technology, banks, thrifts, real estate investment trusts, specialty finance companies and energy. We believe that within these industry sectors there will be great demand for the products and services we offer and that this in turn will provide ample diversification opportunities for our business.

        After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensuring that new developments are effectively communicated to our sales force and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments.

 Sales and Trading

         FBRC and our United Kingdom subsidiary, FBRIL, focus on providing research, institutional sales and trading services to equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires special marketing and trading expertise that we provide.

        Our sales professionals provide services to a nationwide institutional client base as well as to institutional clients in Europe and elsewhere. Sales professionals work closely with our research analysts to provide the most up-to-date information to our institutional clients. Our sales professionals are organized into teams to facilitate the communication of in-depth information to our clients. Each team maintains regular contact with our research staff and with the specialized portfolio managers and buy-side analysts of each institutional client.

        Our trading professionals facilitate trading in equity and high-yield securities. We make markets in Nasdaq and other securities, trade listed securities and service the trading desks of major institutions in the United States and Europe. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange, through FBRC's clearing broker.  At year-end 2001, FBRC made a market in more than 440 securities.

Private Client Group

         Since our inception in 1989, we have provided services to corporate executives and small institutions, as well as to other sophisticated high net worth clients. In late 1997, we formed the Private Client Group ("PCG") to focus on the growth of this business.

        The PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals. Using a consultative approach, PCG professionals research, interpret, evaluate and recommend sophisticated investment strategies. PCG provides hedging and monetizing solutions for significant equity positions. PCG professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PCG assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PCG offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity.

        PCG also offers a range of asset allocation and long range wealth management services.  Management of assets allocated to various strategies is provided by us, and by external managers.   PCG clients are also afforded access to our proprietary asset management products.

Online Distribution Services

         In 1999, we opened an online securities distribution channel.  In addition to traditional online brokerage services such as low-cost trades, quotes and news, this service offers investors access to our own research and the opportunity to participate in IPOs and follow-on offerings in which we participate as an underwriter. In addition, we offer online access to a mutual fund supermarket with over 7,500 funds.

        In 2000, we launched Offering MarketplaceSM, which uses Internet browser-based technology for automated customer order capture, share allocation and order execution to enable an offering to be distributed online. In 2000, using Offering MarketplaceSM, we participated in 38 public offerings, and in 2001, 30 offerings.

       During 2001, we reduced the headcount of our online unit and wrote-off software development costs.  Although our online unit is not profitable on a stand-alone basis, we believe that the combination of online proprietary products and services, and the availability of new issues of securities, may provide a way for us to build a retail distribution network over time.

Asset Management

         Since 1989, we have managed hedge funds and other alternative asset management products.  Since 1996, we have expanded these specialized asset management capabilities, adding private equity, arbitrage, and technology and genomic venture capital funds as part of an effort to diversify our revenue stream and create additional revenue opportunities by leveraging our unique research perspectives and our Washington, D.C. location. In 2001, gross assets under management increased from $1.0 billion at year-end 2000 to $2.8 billion as of December 31, 2001, and net assets under management increased from $721 million at year-end 2000 to $1.5 billion at December 31, 2001, primarily due to the acquisition of MMA in 2001 and the increased size of FBR Asset Investment Corporation, which successfully raised approximately $100 million in a follow-on offering in August, 2001.  Subsequent to December 31, 2001, FBR-Asset raised approximately $120 million in a follow-on offering in January 2002.  Approximately 20.5% of our revenues for 2001 were attributable to our asset management business excluding technology sector net investment and incentive loss. See "Management's Discussion and Analysis - Operations Group - Asset Management Group" for a discussion of Gross, Net and Productive Capital Assets Under Management.

We use the expertise of our research professionals and portfolio managers to develop and implement investment products for institutional and high net worth individual investors.  Following is a description of the primary products that we manage; we also provide placement, advisory and administrative services to other funds.

ASSET MANAGEMENT PRODUCTS

Type of Fund	Type of Investment	Year Commenced

Private Equity/Venture Capital
FBR Private Equity Fund, L.P. ("PEF")	Private equity/mezzanine financing up to $3 million	1996
FBR Technology Venture Partners, L.P. ("TVP")	Pre-IPO stage financings of $1-4 million	1997
FBR Financial Services Partners, L.P. ("Financial Services")	Financial services private equity	1998
FBR Technology Venture Partners II, L.P. ("TVP II")	Pre-IPO stage financings of $2-10 million	1999
FBR CoMotion Venture Capital, L.L.C. ("CoMotion")	Pre-IPO stage financings of $1-4 million	2000

Hedge and other Funds Focused on Public Equity
FBR Weston, Limited Partnership	Long-term opportunistic	1989
FBR Ashton, Limited Partnership	Financial equities	1992
FBR Opportunity Fund, Ltd.	Financial equities offshore	1995
FBR Arbitrage, L.L.C.	Merger/special situation arbitrage	1998

Equity Mutual Funds

American Gas Index Fund	Common stocks of natural gas distribution, gas pipeline, diversified gas, and combination gas and electric companies headquartered in the U.S.	1989
FBR Financial Services Fund	Financial services companies	1996
FBR Small Cap Financial Fund	Small-cap companies that provide financial services to consumers and industry	1996
FBR Small Cap Value Fund	Small-cap companies with assets less than $3 billion	1996
FBR Technology Fund	Companies principally engaged in research, design, development, manufacturing or distributing products or services in the technology industry	2002

(Asset Management Products Continued)

Type of Fund	Type of Investment	Year Commenced

Fixed Income and Money Market Mutual Funds

Fund for Government Investors	Short-term U.S. Government securities	1975
Fund for Tax-Free Investors, Inc.:
Rushmore Maryland Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the State of Maryland, its political subdivisions and other issuers exempt from federal income tax and Maryland state income tax.	1983
Rushmore Virginia Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the Commonwealth of Virginia, its political subdivisions and other issuers exempt from federal income tax and Virginia state income tax.	1983
Rushmore Tax-Free Money Market Portfolio	Short-term tax-exempt municipal securities	1983
The Rushmore Fund, Inc.:
U.S. Government Bond Portfolio	U.S. Government securities with maturities that range from short to long-term	1985

Other

FBR-Asset Investment Corp.	Equity securities; mortgage-backed securities and mezzanine loans	1997

 Private Equity and Venture Capital Funds

         At December 31, 2001, our private equity and venture capital funds had $117.4 million in gross assets under management and $340.3 million in productive capital on which our base management fees of 2% to 2.5% are calculated.  In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Hedge Funds

         At December 31, 2001 our hedge funds had $262.5 million in gross assets under management and $154.6 million in productive capital on which our base management fees of 1% to 1.5% are calculated.  In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Mutual Funds

         The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of four no-load equity mutual funds: the FBR Financial Services Fund, the FBR Small Cap Financial Fund, the FBR Small Cap Value Fund and the FBR Technology Fund (commenced operations on February 1, 2002).

        On April 1, 2001, we completed the acquisition of MMA.  As a result we became the manager of the American Gas Index Fund, an equity index fund, the Fund for Government Investors, a money market fund, and of several smaller funds.

        At December 31, 2001, The FBR Family of Funds and the acquired funds had total net assets under management of just over $1 billion.  We receive base asset management fees and mutual fund servicing fees on these assets for a total of 0.75% to 1.25% in fees, depending on the fund.  In addition, through FBR National Bank, we provide custody, transfer agency and mutual fund servicing to non-FBR funds.

FBR Asset Investment Corporation

         FBR-Asset is a publicly traded real estate investment trust (AMEX:FB) that we manage and in which we had a long-term investment of 20.8% owned by us as of December 31, 2001; 15.1% as of March 28, 2002.  At December 31, 2001, FBR-Asset had total gross assets of $1.3 billion and shareholders' equity of $203.9 million.  We receive base management fees of 0.25% of the average book value of mortgage assets and 0.75% of the average book value of the remainder of the invested assets of FBR-Asset.  In addition, we have the potential to earn incentive fees if certain benchmarks are met.

Accounting, Administration and Operations

        Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing brokers, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems.

Compliance, Legal, Risk Management and Internal Audit

         Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our holding company and our operating businesses and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk.  In addition, our internal audit and compliance personnel test and audit for compliance with our policies and procedures.  Our legal personnel also provide legal service throughout our company, including advice on managing legal risk.  The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions.  In addition to our internal compliance, legal, risk management and internal audit personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

         We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, venture capital firms, smaller niche players, and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms.

        In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See "Factors Affecting Our Business, Operating Results and Financial Condition-Competition for Retaining and Recruiting Personnel."

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

        Recent rapid advancements in computing and communications technology, particularly the Internet, are substantially changing the means by which financial services and information are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. We are committed to using technological advancements to provide a high level of client service to our target markets. Provision of these services may entail considerable cost without an offsetting source of revenue.

        For a further discussion of the competitive factors affecting our business, see "Factors Affecting Our Business, Operating Results and Financial Condition."

Risk Management

        In conducting our business, we are exposed to a range of risks including:

Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates.

Credit risk is the risk of loss due to an individual customer's or institutional counterparty's unwillingness or inability to pay its obligations.

Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding.  Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions.

Compliance risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws pertaining to financial services activities.

Legal risk is the risk that arises from the potential that unenforceable contracts, lawsuits, adverse judgements, or adverse governmental or regulatory proceedings that can disrupt or otherwise negatively affect our operations or condition.

 Reputational risk is the potential that negative publicity regarding our practices whether true or not will cause a decline in the customer base, costly litigation, or revenue reductions.

Equity Ownership Risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks.

         We have a corporate wide risk management program approved by our Board of Directors.  This program sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities.  The program is designed to focus on the following:

  Identifying, assessing and reporting on corporate risk exposures and trends.

  Establishing and revising as necessary policies, procedures and risk limits.

  Monitoring and reporting on adherence with risk policies and limits.

  Developing and applying new measurement methods to the risk process as appropriate.

  Approving new product developments or business initiatives.

        We cannot provide assurance that our risk management program or our internal controls will prevent or reduce the risks to which we are exposed.

 Regulation

         In the United States, a number of federal regulatory agencies are charged with safeguarding the safety and soundness of certain companies involved in the banking system, the integrity of the securities and other financial markets, and with protecting the interests of customers participating in those markets.  In March 2001 we received regulatory approval to acquire MMA and Rushmore. The transaction closed April 1, 2001.  In connection with the transaction we converted Rushmore, which had been a federally chartered savings bank, into FBR National Bank & Trust, a federally chartered national bank ("FBR National Bank"). We became a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and a financial holding company under the Gramm-Leach-Bliley Act, (the "GLB Act") that was enacted in 1999.

        The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act amended the BHC Act to permit a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, all of its subsidiary depository institutions must be "well-capitalized" and "well-managed" and must also maintain at least a "satisfactory" rating under the Community Reinvestment Act. In March 2001, the Federal Reserve Board (the "Board") approved our application to be a FHC and we are now permitted to engage in financial activities as permitted by the BHC Act, as amended.

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

        Under the GLB Act, the Board serves as the "umbrella" regulator for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions. The Securities and Exchange Commission ("SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board also promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market ("Nasdaq")), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBRC and our other broker-dealer subsidiaries are not members of the New York Stock Exchange ("NYSE"), our business is impacted by the exchange's rules and our Class A common stock is listed for trading on the NYSE.

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

                 The office of the Comptroller of the Currency ("OCC") is the federal agency that is primarily responsible for the regulation of national banks, such as FBR National Bank.

                We and our operating subsidiaries are also subject to the recently-enacted USA PATRIOT Act  ("PATRIOT Act"), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering.  Prior to the October 26, 2001 passage of the PATRIOT Act, FBR and its subsidiaries adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Regulation of our Holding Company

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

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. As discussed above, failure of FBR National Bank to maintain capital significantly in excess of these minimum ratios will jeopardize our status as a FHC and may lead to restrictions on activities that would adversely affect our business.

Imposition of Liability for Undercapitalized Subsidiaries

        Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions such as FBR National Bank whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized subsidiary guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

        The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount necessary to cause the bank to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Control Acquisitions

         The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control of a bank holding company.

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

Community Reinvestment Act

        Under the GLB Act, in order for an FHC to engage in new financial activities, or to acquire, directly or indirectly, a company engaged in new financial activities, its subsidiary insured depository institutions must maintain at least a satisfactory rating under the Community Reinvestment Act.

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

Regulation of Subsidiaries

 Broker-Dealer Subsidiaries

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

        We believe that at all times FBRC and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD.

        A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

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

        Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBRC is registered with and subject to regulation by the Ontario Securities Commission in Canada. Friedman, Billings, Ramsey International, Ltd. ("FBRIL"), our United Kingdom brokerage subsidiary, is subject to regulation by the Securities and Futures Authority in the United Kingdom ("SFA") pursuant to the United Kingdom Financial Services Act of 1986. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

         In the event of non-compliance by us or one of our subsidiaries with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

Asset Management Subsidiaries

         Four of our asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, FBR Fund Advisers, Inc. and Money Management Associates, Inc., and the mutual funds they manage, are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

        In connection with much of our asset management activities, we, and the private investment vehicles that we manage, are relying on exemptions from registration under the Investment Company Act of 1940, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which we and these vehicles carry on their activities, including penalties similar to those listed above for broker-dealers.

Banking Subsidiary

         FBR National Bank is subject to regulation by the OCC. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of national bank such as FBR National Bank. The OCC's risk-based capital guidelines parallel the Board's requirements for bank holding companies. As discussed above, for us to qualify for FHC status, FBR National Bank must be continuously "well capitalized" under OCC regulations: it must have at a minimum a total risk-based capital ratio of 10%, a Tier I capital ratio of 6%, and a leverage capital ratio of 5%.

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

        FBR National Bank is required to pay assessments to the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system, under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.

        The OCC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or FBR National Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The OCC also has broad enforcement powers over FBR National Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

        FBR National Bank is subject to The Community Reinvestment Act and the regulations issued thereunder, which are intended to encourage insured depository institutions to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.

        In addition to the laws and regulations discussed herein, FBR National Bank is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. In addition, the GLB Act imposes extensive privacy requirements applicable to all financial institutions. These laws and regulations impose certain disclosure requirements and regulate the manner in which financial institutions must deal with nonpublic personal information of consumers and consumer customers in connection with offering and providing financial services.

Impact of Regulation

        Additional legislation and regulations, including those relating to the activities of financial holding companies, bank holding companies, banks, broker-dealers and investment advisers, changes in rules promulgated by the Board, SEC, OCC, NASD or other United States, states or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Factors Affecting Our Business, Operating Results and Financial Condition

 We may be adversely affected by the general risks of the investment business

         The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, and in markets influenced by sustained periods of low or negative economic growth. As a financial and investment firm, our operating results are adversely affected by a number of factors, which include:

    the risk of losses resulting from the ownership or underwriting of securities;

    the risks of trading securities for ourselves (i.e., principal activities) and for our customers;

    reduced cash inflows from investors into our and asset management businesses;

    the risk of losses from lending, including to small, privately-owned companies;

    counterparty failure to meet commitments;

    customer default and fraud;

    customer complaints;

    employee errors, misconduct and fraud (including unauthoized transactions by traders);

    failures in connection with the processing of securities transactions;

    litigation and arbitration;

    the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

    the risk of reduced fees we receive for selling securities on behalf of our customers (i.e., underwriting spreads).

We may experience significant losses if the value of our principal, trading and investment activities, or the value of our venture capital funds' investments, deteriorates

         From time to time in connection with our underwriting, asset management and other activities, we own large amounts, or have commitments to purchase large amounts, of the securities of companies. This ownership subjects us to significant risks.

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

        At December 31, 2001, our equity exposure, through our three technology venture funds and other investments in technology sector companies was approximately $21.7 million. These companies are primarily Internet, information technology and genomics companies, the valuations of which are extremely volatile. Since these are largely private companies, their securities are illiquid and we would generally not be able to sell them except as part of or after an initial public offering or in connection with the sale of a portfolio company. General market conditions affecting the Internet, information technology and genomics sectors, or conditions inherent in the companies themselves, could cause a drop in their valuations and lead to losses for us before we have an opportunity to lock in gains through the sale of their securities.

We may experience reduced revenues during periods of declining prices or reduced demand for public offerings and merger and acquisition transactions or reduced activity in the secondary markets in sectors on which we focus.

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

        In particular, Internet and information technology company stocks, which are an area of focus in both our venture capital and investment banking activities, are extremely volatile. During 2001, our revenues were unfavorably affected by a decrease in the value of the securities, in our venture capital investment portfolio. The reduction in the value of securities owned by us led to a significant decrease in our revenues.  In addition, since we anticipate that a substantial portion of our returns from venture capital investments will be realized through initial public offerings of our portfolio companies, a decrease in the number of underwritten transactions in the technology sector during 2001, particularly of initial public offerings,  significantly hindered our ability to realize such returns. Returns may also be realized through sales of portfolio companies, which are dependent on the availability of strategic or financial acquirers. Acquirers may be unavailable or available only at unattractive prices during economic downturns or periods of declining prices in the technology sector.

        A significant amount of our revenues historically resulted from underwritten transactions by companies in our targeted industries, from aftermarket trading for such companies, and from proprietary investments and fees and incentive income received from assets under management. Underwriting activities in our targeted industries can decline for a number of reasons including increased competition for underwriting business or periods of market uncertainty caused by concerns over inflation, rising interest rates or related issues. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which we had underwritten and made a market in, and securities in which we and our asset management vehicles were invested in, were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues, to significant market making losses for us, and to a significant reduction in the stream of fees received from our asset management vehicles. Venture capital, underwriting, brokerage and asset management activities can also be materially adversely affected for a company or industry segment by disappointments in quarterly performance relative to analysts' expectations or by changes in long-term prospects.

We may experience reduced revenues due to economic, political and market conditions

         Reductions in public offering, merger and acquisition, portfolio company valuation and securities trading activities, due to any one or more changes in economic, political or market conditions could cause our revenues from investment banking, trading, lending, sales and asset management activities to decline materially. Many national and international factors affect the amount and profitability of these activities, including:

    economic, political and market conditions;

    level and volatility of interest rates;

    legislative and regulatory changes;

    currency values;

    inflation;

    flows of funds into and out of mutual funds, pension funds and venture capital funds; and

    availability of short-term and long-term funding and capital.

        For example, in 2000, concerns about earnings of companies in the technology sector of the United States economy led to increased volatility and a decline in the Nasdaq that continued through much of 2001. This decline has adversely affected underwriting and securities trading activity in the technology sector in the United States.   Furthermore, after the terrorist attacks of September 11, 2001 the broad equity markets in the United State were disrupted and market conditions for equity transactions were adversely affected.

        In addition, we have organized, and intend to continue to organize, regional venture capital funds in Northern Virginia and other regions. Any of these regions may be affected by severe economic downturns or lack of growth, which could have an adverse effect on the availability and profitability of investments in the region.

We may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform

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

We may incur losses as a result of our venture capital activities

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

We may incur losses associated with our underwriting activities

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

We may incur losses associated with our lending to small, privately-owned businesses

         At December 31, 2001, our investments included a $7.5 million subordinated mezzanine loan to a privately-owned business. There is generally no publicly available information about such companies and we must rely on the diligence of our employees and agents to obtain information in connection with our investment decisions. Small companies may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such businesses may also experience substantial variations in operating results and there will generally be no established trading market for their securities. As a result of our lending activities, and those of FBR-Asset, we are exposed to:

    credit risk;

    interest rate risk;

    risks related to the illiquidity of our investments;

    leverage risk; and

    risks resulting from the competitive market for investment opportunities.

Our focus on relatively few industries may limit our revenues

         We are dependent on revenues related to securities issued by companies in specific industry sectors. The financial services, real estate, technology, energy, healthcare and diversified industries sectors account for the majority of our investment banking, asset management and research activities and our venture capital business is concentrated in the Internet and information technology and genomics sectors. For example, in 2000, revenues from our technology-related investment banking transactions and our technology-based venture capital business accounted for 44% of our total revenues. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, would adversely affect our operating results and financial condition. In 1998 and 1999, the specialty finance companies, equity real estate investment trusts ("REITs") and mortgage REITs on which we focused experienced a significant downturn which in turn adversely affected us. Securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons.

        We also derive a significant portion of our revenues from institutional brokerage transactions related to the securities of companies in these sectors. Our revenues from such institutional brokerage transactions may decline when underwriting activities in these industry sectors declined, the volume of trading on The Nasdaq Stock Market or the New York Stock Exchange declined, or when industry sectors or individual companies reported results below investors' expectations.

 We may experience significant fluctuations in our quarterly operating results due to the nature of our business and therefore may fail to meet profitability expectations.

        Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

    the number of underwriting and merger and acquisition transactions completed by our clients, and the level of fees we receive from those transactions;

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

    the level of institutional and retail brokerage transactions and the level of commissions we receive from those transactions;

    the timing of recording of asset management fees and special allocations of income; and

    variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including marketing and technology expenses.

        We record our revenues from an underwriting transaction only when the underwriting is completed. We record revenues from merger and acquisition transactions only when we have rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results. We have structured our operations based on expectations of a high level of demand for underwriting and corporate finance transactions. As a result, we have fixed costs associated with those businesses. Accordingly, we could experience losses if demand for these transactions is lower than expected.

        Due to the foregoing and other factors, we cannot assure you that we will be able to sustain profitability on a quarterly or annual basis.

We face significant competition from larger financial services firms with greater resources which could reduce our market share and harm our financial performance.

        We are engaged in the highly competitive financial services, underwriting, securities brokerage, asset management and banking businesses. We compete directly with large Wall Street securities firms, established venture capital funds, securities subsidiaries of major commercial bank holding companies, major regional firms, smaller "niche" players and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. Our industry focus also subjects us to direct competition from a number of specialty securities firms, smaller investment banking boutiques and venture capital funds that specialize in providing services to those industry sectors. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected.

        There has been a significant amount of new capital invested in venture capital funds in recent years. With the amount of capital available, some companies that may have had difficulty in obtaining venture funding in the past may be able to do so, notwithstanding that the chances for success in these investments may be marginal. In addition, there has been an increasing amount of competition among venture capital funds for the best investment prospects. Thus, our success in managing our venture funds is dependent on our ability to identify and invest in the most favorable opportunities in a highly competitive venture capital market.

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

        We offer brokerage services online. The market for these services over the Internet is new, rapidly evolving and intensely competitive. We expect competition in this area to continue and intensify in the future. Our online brokerage services business faces direct competition from other brokerage firms providing online investing services.

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

We face intense competition for personnel which could adversely affect our business

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

We are highly dependent on specially-trained individuals

         The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Our strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships over their lifecycle by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. In addition, research professionals contribute significantly to our ability to secure a role in managing public offerings and in executing trades in the secondary market. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms targeting or increasing their efforts in some of the same industries that we serve. In particular, we face competition for experienced investment bankers, research  analysts and venture capital managers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.

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

           issuance of cease-and-desist orders;

           deregistration or suspension of the non-compliant broker-dealer or investment adviser;

           suspension or disqualification of the broker-dealer's officers or employees; or

           other adverse consequences.

        The imposition of any such penalties or orders on us could have a material adverse effect on our operating results and financial condition.

        The PATRIOT Act, which became law on October 26, 2001 requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering.  The United States Department of the Treasury, federal banking regulators, the SEC and the NASD have the ability to impose civil and criminal penalties, revoke or suspend our necessary licenses or registrations or impose other penalties or sanctions if we fail to comply with the PATRIOT Act and its implementing regulations.  Such actions could have material adverse effects on our ability to conduct our business and operations.

        As a result of our acquisition of Rushmore and its conversion into a national bank, in 2001 we became a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, we are subject to extensive supervision, regulation and examination by banking regulatory agencies. In general, the BHC Act prohibits or restricts a bank holding company's engagement in a wide variety of businesses, some of which are businesses in which we currently engage, including venture capital, merchant banking and investment banking.

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

        We currently engage in a wide variety of businesses, including venture capital, merchant banking and investment banking, that existing law would prohibit us from engaging in as a bank holding company in the manner in which we currently engage in such businesses, but which the GLB Act  permits an FHC to engage in a similar fashion as we do today. Although we believe that we will be able to maintain our qualification as an FHC under the GLB Act and continue to engage in the businesses in which we currently engage, there can be no assurance that we will be able to do so or that we will not be required to incur substantial costs to maintain compliance with the GLB Act. In addition, even if we are successful in maintaining FHC status, the GLB Act is a very recently enacted law and there is a great deal of uncertainty surrounding its scope and interpretation. There can be no assurance that these regulations and subsequent interpretations will not prevent us from engaging in one or more lines of businesses in which we currently engage or will not impose restrictions that could limit the profitability of such businesses or otherwise restrict our flexibility in engaging in them.

        In addition, as a bank holding company (separate from our status as an FHC), we are subject to a wide variety of restrictions, liabilities and other requirements applicable to bank holding companies, including required capital levels, restrictions on transactions with our bank subsidiary, restrictions on payment or receipt of dividends and community reinvestment requirements. Federal banking regulators possess broad powers to take supervisory action, including the imposition of potentially large fines, against us as they deem appropriate if we violate any of these requirements or engage in unsafe or unsound practices. Such supervisory actions could result in higher capital requirements and limitations on both our banking and non-banking activities, any and all of which could have a material adverse effect on our businesses and profitability. Finally, the GLB Act imposes customer privacy requirements on any company engaged in financial activities such as those engaged in by us. Any failure to comply with such privacy requirements could result in significant penalties or fines.

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

        Moreover, many of our venture capital portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Although there have been a substantial number of initial public offerings of Internet-related companies, if the market for such offerings continues to weaken for an extended period of time, the ability of our venture capital portfolio companies to grow and access the capital markets would be impaired.

We have potential conflicts of interest with our employees, officers and directors

         From time to time, our executive officers, directors and employees invest, or receive a profit interest, in investments in private or public companies or investment funds in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past organized and will likely in the future organize businesses, such as our private investment vehicles and venture capital funds, in which our employees may acquire minority interests. There are risks that, as a result of such investment or profit interest, a director, officer or employee may take actions that would conflict with our best interests. There is also a risk that investment opportunities directed to our employees through private investment vehicles or venture capital funds could have been beneficial to our shareholders if they had been made as our own investments. In addition, members of our senior management are actively involved in managing investment funds and venture capital funds operated by us which could create a conflict of interest to the extent these officers are aware of inside information concerning potential investment targets or to the extent these officials wish to invest in companies for which we are underwriting securities. We believe we have in place compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in our investment banking clients. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of these officials to make potentially profitable investments on behalf of those funds, which could have an adverse effect on our operations. Our asset management activities may also preclude or delay the release of research reports on companies in which we invest, which could negatively affect our ability to compete for underwriting business in connection with such companies. Also, we may have conflicts among our various subsidiaries for investment opportunities and legal or regulatory restrictions may prevent one or more of our subsidiaries from taking action to benefit other subsidiaries.

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

We may incur losses related to our investment in FBR-Asset, our minority-owned REIT

         At December 31, 2001, we owned 21% of the outstanding common stock of FBR-Asset. FBR-Asset's assets are primarily real estate and mortgage assets, which include indirect holdings through investments in other companies. FBR-Asset's investments in real estate-related assets are subject to a variety of general, regional and local economic risks, as well as the following:

  increases in interest rates could negatively affect the value of FBR-Asset's mortgage loans and mortgage-backed securities;

  the borrowing of funds by FBR-Asset and several of the REITs and other companies in which it invests to finance mortgage loan investments could amplify declines in market value resulting from interest rate increases;

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

  increased losses on uninsured mortgage loans can reduce the value of FBR-Asset's equity investments; and

  mezzanine lending

        Changes in the market values of FBR-Asset's assets are directly charged or credited to FBR-Asset's shareholders' equity. As a result, a general decline in trading market values may also reduce the book value of FBR-Asset's assets. A reduction in the book value of FBR-Asset's assets would have a negative effect on our financial results as a minority owner. FBR-Asset's annual report on Form 10-K includes an exhibit that sets forth risk factors affecting that company.  A copy of that exhibit is exhibit 99.02 to this Form 10-K.

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

  develop or obtain the necessary technologies;

  effectively use new technologies;

  adapt our services and products to evolving industry standards; or

  develop, introduce and market in a profitable manner service and product enhancements or new services and products.

        If we are unable to develop and introduce enhanced or new services or products quickly enough to respond to market or customer requirements, or if our or their services and products do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

Our online business may require substantial expense and may not be successful

         Conducting investment banking operations through the Internet involves a new approach to the securities business. In order to attract customers in the rapidly evolving online financial services market, many companies have incurred significant expenses in providing client service and in the marketing and advertising of their products and services. We are committed to providing a high level of client service to our target market of institutional and high net worth clients. In order to compete effectively in this market, we may incur substantial expenses, including intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our services and products in order to generate demand. In addition, our ability to expand in this market may require us to find strategic partners with content or distribution capacity or equity partners. We may not be able to identify and reach agreements with such partners. We cannot assure you that we will be successful in the Internet market. Our online business does not produce revenues sufficient to cover our expenses and we cannot assure you that it will ever do so.

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

Inefficiencies related to traffic on the Internet and its service providers may adversely affect our online business

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

Our common stock price is highly volatile

         The market price for our class A common stock has been highly volatile and is likely to continue to be highly volatile. The trading price of our stock has experienced significant price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to our operating performance. The price of our class A common stock has generally traded below our initial public offering price of $20.00 per share in December 1997 and has ranged from $3 5/8 per share to $21 3/4 per share since that time through March 22, 2002. Any negative changes in the public's perception of the prospects for companies in the investment, financial services or venture capital industries could depress our stock price regardless of our results.

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

Our corporate governance is controlled by insiders

         As of December 31, 2001, our officers and directors directly controlled approximately 40% of the voting power of our outstanding common stock. Therefore, they are able to control the outcome of all corporate actions requiring shareholder approval (other than actions requiring a vote of holders of class A common stock voting as a separate class). Furthermore, our officers and directors have control over our operations, including significant control over compensation decisions under our benefit and compensation plans, including plans under which they are direct beneficiaries.

ITEM 2.   PROPERTIES

        We lease four floors of our headquarters building totaling approximately 72,721 square feet. We also lease approximately 28,538 square feet for our other offices.  In October 2001, we announced plans to reduce office space as part of our cost reduction program.  We believe that our present facilities, together with our current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3.   LEGAL PROCEEDINGS

         We are not currently a defendant or plaintiff in any material lawsuits or arbitrations. We are a defendant in a small number of arbitrations and civil lawsuits relating to our various investment banking and broker-dealer businesses.  Because the ultimate outcome of these matters cannot be ascertained at this time, there can be no assurances that these matters will not have a material adverse effect on the results of our operations in a future period, depending in part on the results for such period. However, based on our review of these matters with counsel, we believe that any result of these actions against us will not have a material adverse effect on either our consolidated financial condition or on our results of operation. For a discussion of the litigation risks associated with our business, see "Factors Affecting Our Business, Operating Results and Financial Condition-Litigation and potential securities laws liabilities may adversely affect our business" (page 28).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Friedman, Billings, Ramsey Group, Inc. and their ages as of December 31, 2001 are as follows:

Name	Age	Positions
Emanuel J. Friedman	55	Chairman and Co-Chief Executive Officer; Director
Eric F. Billings	49	Vice Chairman and Co-Chief Executive Officer; Director
Robert S. Smith	42	Executive Vice President and Chief Operating Officer
Kurt R. Harrington	49	Senior Vice President and Chief Financial Officer
William J.Ginivan	51	Senior Vice President and General Counsel

 Emanuel J. Friedman

         Mr. Friedman is Chairman and Co-Chief Executive Officer of FBR. He has continuously served as Chairman and Chief Executive Officer since co-founding FBR in 1989. He also serves as a director of FBR-Asset. He is the portfolio manager of FBR Ashton, Limited Partnership.

Eric F. Billings

         Mr. Billings is Vice Chairman and Co-Chief Executive Officer of FBR.  He has continuously served as Vice Chairman since co-founding FBR in 1989, and served as Chief Operating Officer from 1989 until be became Co-Chief Executive Officer in 1999. He also serves as Chief Executive Officer and as a director of FBR-Asset.  He is the portfolio manager of FBR Weston, Limited Partnership.

Robert S. Smith

         Mr. Smith became Chief Operating Officer of FBR in December 1999. Mr. Smith joined FBR as its General Counsel in January 1997 and became Executive Vice President in December 1997. Prior to joining FBR, Mr. Smith was a partner in the law firm of McGuire, Woods, Battle & Boothe, LLP, where he had been in practice since 1986

Kurt R. Harrington

         Mr. Harrington became Chief Financial Officer of FBR in January 2000. Mr. Harrington joined FBR as Vice President Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly traded, closed-end venture capital company. As part of his portfolio management responsibilities at Jupiter, he also served on the board of a number of companies including Viasoft, Inc., a publicly traded software company. Mr. Harrington is also the Chief Financial Officer of FBR-Asset. Mr. Harrington is a Certified Public Accountant.

William J. Ginivan

         Mr. Ginivan became Chief Legal Officer in January 2000. Mr. Ginivan joined FBR as Deputy General Counsel in January 1998. Prior to joining FBR, Mr. Ginivan was Associate General Counsel of the Student Loan Marketing Association (Sallie Mae), and Managing Director and General Counsel of Sallie Mae's investment banking subsidiary, Education Securities, Inc.

PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS

         The principal market for trading our Class A common stock is the New York Stock Exchange. Set forth below are the high and low sale prices of our Class A common stock for each quarter for 2001, 2000 and 1999.

	High	Low
2001
Fourth Quarter	$6.0000	$4.5000
Third Quarter	7.2400	4.6000
Second Quarter	7.0000	4.9200
First Quarter	7.9375	5.0000
2000
Fourth Quarter	9 3/8	6
Third Quarter	9 1/2	6 5/8
Second Quarter	11	5 1/2
First Quarter	19 15/16	6 3/16
1999
Fourth Quarter	7 15/16	4 3/8
Third Quarter	14	6 3/8
Second Quarter	21 1/4	6 1/4
First Quarter	18 3/16	5 1/2

        According to the records of our transfer agent, we had approximately 118 shareholders of record as of December 31, 2001. Because many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

        Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and do not plan to declare dividends on our Class A common stock, at this time.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

 SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999	1998	1997

Consolidated Statements of Operations
Revenues:
Investment banking:
Underwriting	$ 47,853	$ 21,086	$ 22,642	$ 70,791	$ 142,506
Corporate finance	28,534	31,404	22,541	41,356	60,649
Investment gains	6,762	1,453	3,853	-	-
	83,149	53,943	49,036	112,147	203,155
Institutional brokerage:
Principal transactions	26,330	32,319	22,058	(28,192)	16,646
Agency commissions	27,084	21,084	14,988	15,308	12,395
	53,414	53,403	37,046	(12,884)	29,041
Asset management:
Base management fees	19,744	9,719	9,409	7,556	3,156
Incentive allocations and fees	3,628	1,673	1,577	3,841	12,610
Net investment income (loss)	9,532	10,843	(5,268)	(3,972)	3,228
	32,904	22,235	5,718	7,425	18,994
Technology sector net investment and incentive income (loss)	(18,100)	41,614	36,398	29	-
Interest, dividends and other	9,422	9,695	10,768	16,151	4,945
Total revenues.	160,789	180,890	138,966	122,868	256,135
Expenses:
Compensation and benefits.	108,112	109,768	98,424	82,599	156,957
Business development and professional services	28,879	19,229	23,582	29,313	22,406
Clearing and brokerage fees.	7,087	6,207	4,693	5,078	4,961
Occupancy and equipment	10,852	9,544	6,674	4,225	2,638
Communications	5,832	5,085	4,323	3,592	2,325
Interest expense	1,083	1,665	1,323	4,927	3,770
Other operating expenses	9,415	7,147	6,918	9,343	5,941
Restructuring and software impairment charges	5,151	-	-	-	-
Total expenses	176,411	158,645	145,937	139,077	198,998
Net income (loss) before taxes and extraordinary gain	(15,622)	22,245	(6,971)	(16,209)	57,137
Income tax provision (benefit)	(1,760)	4,163	-	-	22,855	(1)
Net income (loss) before extraordinary gain	(13,862)	18,082	(6,971)	(16,209)	34,282
Extraordinary gain	1,148	-	-	-	-
Net income (loss)	$ (12,714)	$ 18,082	$ (6,971)	$ (16,209)	$ 34,282

Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$ 46,246	$ 52,337	$ 43,743	$ 46,827	$ 207,691
Marketable trading securities	15,706	18,447	6,137	13,150	78,784
Long-term investments	119,982	142,950	135,723	97,157	36,351
Other	110,024	38,485	40,753	47,982	36,501
Total assets	$ 291,958	$ 252,219	$ 226,356	$ 205,116	$ 359,327

Liabilities:
Accounts payable and other liabilities	$ 73,075	$ 36,733	$ 34,358	$ 15,322	$ 52,008
Short-term debt	20,195	-	-	-	40,000
Accrued dividends	-	-	-	-	24,000
Trading account securities sold short	13,377	930	3,029	2,892	16,673
Total liabilities	106,647	37,663	37,387	18,214	132,681
Shareholders' equity	185,311	214,556	188,969	186,902	226,646
Total liabilities and shareholders' equity	$ 291,958	$ 252,219	$ 226,356	$ 205,116	$ 359,327

SELECTED CONSOLIDATED FINANCIAL INFORMATION (Continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statistical Data
Basic earnings (loss) per share	$ (0.27)	$ 0.37	$ (0.14)	$ (0.33)	$ 1.48
Diluted earnings (loss) per share	$ (0.27)	$ 0.36	$ (0.14)	$ (0.33)	$ 1.48
Pro forma basic and diluted earnings per share (1)	N/A	N/A	N/A	N/A	$ 0.85
Book value per share (2)	$ 4.06 (3)	$ 4.34	$ 3.86	$ 3.81	$ 4.53
Total employees (2), (4)	433	386	390	358	265
Revenue per employee	$ 393	$ 466	$ 372	$ 394	$ 1,162
Pre-tax return on average equity	(8)%	11%	(4)%	(8)%	41%
Compensation and benefits expense as a percentage of revenues	67%	61%	71%	67%	61%
Basic weighted average shares outstanding (in thousands)	47,466 (3)	49,162	48,872	49,724	40,276
Diluted weighted average shares outstanding (in thousands)	47,466 (3)	50,683	48,872	49,724	40,276

(1)

Reflects pro forma Federal and state income taxes based on estimated applicable tax rates as if we had not elected subchapter S corporation status prior to December 21, 1997. Historical, as reported, income tax benefit for 1997 was $2,402. Historical, as reported, net income for 1997 was $59,539.

(2)	As of end of the period reported.
(3)	Excludes employee stock and purchase loan receivable of $22.7 million as of December 31, 2001 and four million shares pledged as collateral, or effectively $0.13 per share.
(4)	Includes 54 employees of FBR National Bank as of December 31, 2001.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

         Friedman, Billings, Ramsey Group, Inc. is a financial holding comprising a Capital Markets Group and an Asset Management Group.  The Capital Markets Group includes an institutional investment banking and securities broker-dealer, and an online broker-dealer and securities distributor. The Asset Management Group is engaged in investment management and advisory services to hedge funds, private equity and venture capital funds, managed accounts, mutual funds and FBR Asset Investment Corporation ("FBR-Asset") a publicly-traded real estate investment trust.  The Asset Management Group also provides administrative, shareholder and accounting services for mutual funds through FBR National Bank.  Additionally, the Asset Management Group holds investments, as principal, in several of the funds that it manages and other investments acquired in connection with its business. Our company operates primarily in the United States and Europe.

FBR Asset Investment Corporation

         FBR-Asset is a corporation that has been managed by us since its creation in 1997 through a management agreement with our investment adviser subsidiary, FBRIM.  At December 31, 2001, our long-term investment was 20.8% of the company, and was 15.1%  as of March 28, 2002.  At December 31, 2001, FBR-Asset had gross assets of $1.3 billion and shareholder's equity of $203.9 million. Our Vice Chairman and Co-Chief Executive Officer, Mr. Billings, serves as the Chairman and Chief Executive Officer of FBR-Asset and our Chairman and Co-Chief Executive Officer, Mr. Friedman, is also a director of FBR-Asset.  FBR-Asset also has three outside, independent members of its Board of Directors who approved the management agreement with us, which agreement includes the base and incentive fees that we are paid to us.

         Our principal broker-dealer subsidiary, FBRC has entered into an agreement with FBR-Asset, regarding FBR-Asset's extension of credit to or investment in entities that are or may be FBRC investment banking clients.  The agreement provides that in circumstances where FBRC determines that a commitment to make an extension of credit or an investment to an entity (each an "investment opportunity") by FBR-Asset would facilitate a possible investment banking transaction, FBRC presents the investment opportunity to FBR-Asset. The Investment Committee of FBR-Asset reviews each investment opportunity and recommends whether or not to make a loan or an investment based on its investment criteria.  If recommended by the Investment Committee, FBR-Asset's Board of Directors' Contracts Committee (the three members of which are outside, independent directors of FBR-Asset) reviews the investment opportunity and decides on the basis of the Investment Committee's recommendation whether or not the investment opportunity is appropriate and whether or not to commit to make an extension of credit or an investment.  If FBR-Asset makes a determination to commit to making an extension of credit or an investment, the commitment is not contingent on FBRC being engaged to provide investment banking services.  If, however, FBRC is engaged to provide investment banking services, FBR-Asset's wholly owned broker-dealer subsidiary will act as a financial advisor to FBRC in connection with structuring the transaction and in return for its services it will receive 10% of the net cash investment banking fees received by FBRC for the engagement. We believe that this agreement with FBR-Asset allows FBRC to compete more effectively with larger institutions for investment banking transactions. We also believe the 10% fee to be paid to FBR-Asset's broker-dealer subsidiary is reasonable given the value of the services to be provided and the assistance provided by FBR Asset's commitment.  In 2001, pursuant to this agreement, FBR-Asset received $2.9 million in fees from FBRC from three investment banking transactions, and one unfunded commitment it facilitated. Our investment banking revenues for these transactions are recorded net of these fees.

         FBR-Asset invests in mortgage-backed securities, equity securities, mezzanine or senior loans, and, from time to time, opportunistic investments.  As of December 31, 2001, 93% and 5% of FBR-Asset's total assets were invested in mortgage-backed securities and equity securities, respectively, compared with 69% and 12% respectively as of December 31, 2000. FBR-Asset uses leverage to enhance the return on its mortgaged-backed securities and as of December 31, 2001, the debt-to-equity ratio for that portfolio was 8.3 to 1.  Through our investment in FBR-Asset we are exposed to interest rate risk in connection with FBR-Asset's ownership of mortgage-backed securities and other debt instruments.  That risk is magnified due to FBR-Asset's strategy of borrowing funds to increase the size of its investment in mortgage-backed securities.  In addition, the use of such borrowings exposes FBR-Asset to the risk of margin calls.

        Our management agreement with FBR-Asset provides that we receive base management fees of 0.25% based on the value of mortgage related assets and 0.75% based on the value of all other invested assets.  For the years ended December 31, 2001 and 2000,  we received base management fees of $1.8 million and $1.1 million respectively.  In addition, we are entitled to receive incentive fees based on performance above a benchmark.  For the year ended December 31, 2001, we received incentive fees of $1.7 million.  We did not receive incentive fees in any other year.

         We account for our equity interest in FBR-Asset under the equity method and for the years ended December 31, 2001 and 2000 recorded $4.3 million and $7.1 million of net investment income for our proportionate share (reflecting share repurchases in 2000 and new share issuances in 2001) of FBR-Asset's net income for those years.

Business Environment

         Our principal business activities, investment banking (capital raising and merger and acquisition and advisory services), institutional brokerage and asset management (including proprietary investments), are linked to the capital markets.  In addition, our business activities, are focused in the financial services, real estate, technology, energy, healthcare and diversified industries sectors.  Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks.  By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

        In 2001, although the economic slowdown that began in the second half of 2000 continued, we experienced an increase in underwriting and private placement activity in two of our focused industry sectors: the financial institutions and real estate sectors. After the economic slowdown, however, continued to adversely affect some equity valuations, particularly in the technology sector. This slowdown was accelerated in the aftermath of the events surrounding September 11.  Secondary equity market trading activity continued to remain under pressure in 2001 and the advent of decimal pricing has adversely affected secondary equity market trading margins.

        Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus.  For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the value of securities held by the funds we manage.  The value of these securities includes unrealized gains or losses that may change from one period to another.  The downturn in the technology sector has adversely affected this portion of our business and caused reductions in certain unrealized gains in technology sector funds securities held by us either directly or through funds we manage.  Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, such steps may not be possible, and the value of these securities is subject to increased market risk.

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

        The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for brokerage and investment banking services.  The relaxation of banks' barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has changed the number and size of companies competing for a similar customer base, many of which have greater capital resources and additional associated services with which to pursue these activities.

         In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.  In October 2001, we announced a program to reduce fixed costs by a targeted 20% of the third quarter run-rate over the next two quarters.

Operating Groups

Capital Markets Group

         Our capital markets activities consist of institutional research, investment banking and securities brokerage.

        Our investment banking (underwriting and corporate finance) activities consist of a broad range of services, including public and private capital raising transactions that include a wide variety of securities and financial advisory services in merger, acquisition and strategic partnering transactions. During 2001, we completed or advised on 37 managed or co-managed investment banking and corporate finance transactions representing  $2.7 billion of aggregate transaction value, with $2.3 billion in public underwritings and private placements and $400 million in merger and acquisition ("M&A") and advisory transactions. We also participated in 27 underwriting transactions as a syndicate or selling group member.

        During the year ended December 31, 2001, we managed or co-managed one initial public offering ("IPO") and 24 secondary  (or "follow-on") offerings raising approximately $1.9 billion and generating $47.4 million in revenues. The average size of transactions managed was $76.5 million. In addition, during 2001 we sole-managed a private placement (included in corporate finance revenue below) raising $277 million for a company whose securities began trading on the public markets in January 2002.

        Corporate finance revenues include private placement fees and M&A and advisory service fees. During the year ended December 31, 2001, we acted as placement agent in four non-public transactions, raising $331.3 million and generating $18.7 million in revenues. We also advised on eight M&A and other advisory assignments generating $9.8 million in revenues.

        The following table shows details of our investment banking revenues for the years indicated:

Investment Banking Revenues

	2001	2000	1999	1998	1997
	(Unaudited, in thousands)
Revenues:
Public Underwritings
Initial public offerings	$ 9,926	$ 8,343	$ 8,910	$ 50,502	$115,403
Secondary public offerings	37,927	10,234	12,407	15,623	20,690
High yield debt & preferred	-	2,509	1,325	4,666	6,413
Underwriting	47,853	21,086	22,642	70,791	142,506
Non Public Capital Raising and M&A
High yield debt & preferred			4,428	6,427	7,442
M&A and advisory services	9,753	22,511	14,554	15,608	9,716
Private equity placements	18,781	8,893	3,559	19,321	43,491
Corporate Finance	28,534	31,404	22,541	41,356	60,649
Total	$76,387	$52,490	$45,183	$112,147	$203,155

Capital raising	$66,634	$29,979	$30,629	$96,539	$193,439

        In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues related to these services are:

Institutional Brokerage Revenues

	2001	2000	1999	1998	1997
	(Unaudited, in thousands)
Principal sales credits	$24,310	$25,453	$24,305	$ 30,976	$29,276
Trading gains and losses, net	2,020	6,866	(2,247)	(59,168)	(12,630)
Principal transactions	26,330	32,319	22,058	(28,192)	16,646
Agency commissions	27,084	21,084	14,988	15,308	12,395
Total	$53,414	$53,403	$37,046	$(12,884)	$29,041

Principal and agency, excluding trading gains and losses	$51,394	$46,537	$39,293	$46,284	$41,671

  Asset Management Group

         Our asset management activities consist of managing and investing in a broad range of pooled investment vehicles, including  investment partnerships, FBR Asset Investment Corporation ("FBR-Asset"), mutual funds, and separate accounts, as well as some direct principal investments. Our total gross assets under management ("AUM") increased 175% from $1.0 billion at December 31, 2000 to $2.8 billion at December 31, 2001 due primarily to the acquisition of MMA/Rushmore and growth in FBR-Asset:

	Assets Under Management ("AUM")
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$ 1,371.4	$ 1,371.4	$ 250.2
Hedge and offshore funds	153.4	260.6	153.4
Mutual funds	1,001.7	1,005.8	1,001.7
Private equity funds	93.3	48.3	47.6
Technology sector funds	248.3	71.0	64.9
Total	$ 2,868.1	$ 2,757.1	$ 1,512.8

(1)

Productive capital assets under management represents the amount of actual or committed capital that determines the respective investment vehicles' base management fees.  The productive capital base for each vehicle is determined by the terms of its specific agreement (which is generally a partnership, operating or management agreement).  For FBR-Asset the productive capital includes both equity and debt, and for technology sector funds and certain private equity funds the productive capital represents primarily committed capital.  In prior reporting periods AUM represented the greater of net assets under management or committed capital, in order to approximate productive capital base.  Due to the significant increase in the gross assets of FBR-Asset, we have expanded the information to include Assets Under Management by Gross, Net and Productive Capital.

(2)	Gross assets under management represents the amount of actual gross assets of FBR-Asset and our proprietary investment partnerships and mutual funds.
(3)	Net assets under management represents gross assets under management, net of any repo debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

         As of December 31, 2001, our long-term investments totaled $120.0 million, a decrease of 16% from $143.0 million at December 31, 2000.   We generate revenue from our asset management activities in three ways:

1.) As investment adviser we receive management fees for the management of investment vehicles' or accounts, including hedge, private equity and venture capital funds, mutual funds, separate accounts and FBR-Asset, based upon the amount of capital committed or under management.  Additionally, during 2001 we began earning mutual fund administrative servicing fees from mutual funds for which we provide custody, transfer agent, shareholder and mutual fund accounting services.  These fees are earned on both mutual funds we manage and mutual funds managed by others.  This revenue is recorded in "base management fees" in our statements of operations.

2.) Based on the performance of certain investment vehicles we receive incentive income based upon their operating results.  Incentive income from investment partnerships represents special allocations, generally 20%, of realized and unrealized gains to our capital accounts as managing partner of the partnerships. This special allocation is sometimes referred to as "carried interest" and is recorded in "incentive allocations and fees" in our statements of operations.  In addition, we may receive quarterly cash incentive fees from FBR-Asset, based on 25% of net income over a performance hurdle.  The portion of technology sector funds incentive allocations is reported in "technology sector net investment and incentive income (loss)" in our statements of operations.

3.) As investor, we record realized and unrealized gains and losses on our investments.  Under the equity method of accounting, we record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships that we manage and FBR-Asset. Income or loss allocations are recorded in "net investment income (loss)" in our statements of operations.   The portion of technology sector funds income and losses is reported in "technology sector net investment and incentive income (loss)" in our statements of operations.

        Asset management revenue decreased 77% over the last year from $63.8 million in 2000 to $14.8 million in 2001 primarily as a result of the downturn in the technology sector.  During 2001, we recorded $(18.1) million of net investment and incentive loss from technology sector investments.  During 2000, we recorded net investment and incentive income from technology sector investments of $41.6 million.  Venture capital gross assets under management decreased 70% from $238.2 million in 2000 to $71.0 million in 2001, due primarily to security valuation declines and distributions of $65 million from TVP.

        Base management fees are earned on all of our productive capital AUM and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own investment and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.25% for FBR-Asset's mortgage-backed securities to 2.5% for two of our venture capital funds). We earn base management fees from our managed vehicles monthly or quarterly, and generally receive base management fees quarterly or semi-annually. We recorded $19.7 million in base management fees (including mutual fund administrative servicing fees) for the year ended December 31, 2001, of which $18.8 million was earned on our managed assets and $0.9 million was earned on funds managed by third parties.  During 2001 the base management fees on our managed assets as a percentage of ending productive capital AUM decreased from 1.0% to 0.7%, and as a percentage of net assets AUM decreased from 1.3% to 1.2%, as the major increases in the productive capital came from mutual funds and FBR-Asset, which earn relatively lower percentage fees.  Our annualized effective fee during the fourth quarter of 2001 on the December 31, 2001 productive capital AUM was 0.8%, and on net asset AUM was 1.5%.

        In addition to base management fees, we may earn incentive income on FBR-Asset and our managed hedge, private equity and venture capital partnerships. FBR-Asset pays us a quarterly incentive fee based on an annual rate of 25% of its excess net income for the trailing twelve months over a performance hurdle.  We generally are allocated 20% of the net realized and unrealized investment gains (if any) over a hurdle on the assets contributed by third parties to the investment partnerships. Net AUM on which we have the potential to earn incentive income have decreased 15%, from $555.4 million at December 31, 2000 to $469.9 million as of December 31, 2001.  However, excluding the technology sector funds, these assets increased 28% from $317.0 million to $405.0 million.   For the year ended December 31, 2001, we recorded $3.6 million of non-technology sector incentive allocations and fees, and in the technology sector $(7.7) million related to TVP. Under the terms of TVP's partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. In succeeding periods, we are entitled to an allocation of 20% of the partnership's realized and unrealized gains and losses and the remaining 80% is allocated to the limited partners on a pro-rata basis. Changes in our TVP capital account, as of December 31, 2001, include the effect of the allocation of this 20% carried interest.

        The incentive allocations and gains/(losses) in our managed investment partnerships are determined, in part, by the value of securities held by those partnerships. To the extent that our managed partnerships hold securities of public companies that are restricted as to resale due to contractual "lock-ups", regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as "haircuts". As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

        We target a blended rate of return on our long-term investments, including our own investments in the vehicles we manage as well as direct investments, of 10-12%.  During 2001, we recorded net investment income (excluding technology sector investment losses of $10.4 million) of $9.5 million, representing approximately 10% of our average non-technology sector long-term investments of $95.0 million.  In addition, we recorded interest on our long-term debt investments in "interest, dividends and other" in our statements of operations.

        In May 1998, as part of our strategy to create new asset management products and to diversify our asset management business, we organized a business trust designed to extend financing to "middle-market" businesses in need of subordinated debt or mezzanine financing. In connection therewith, in July 1998, we made two loans and an equity investment totaling $24.5 million to three unrelated businesses. The equity investment was in a company in the technology sector.  During 1999 and 2000, we wrote-down the technology sector equity investment to zero. During 2001, one of the loans was repaid with interest and an equity "kicker" resulting in a total annual return of approximately 20%.  The remaining loan, valued at $7.5 million, bears interest at an annual rate of 15.0%. We subsequently decided not to seek outside investment for this vehicle but continue to hold its investment as principal.

Results of Operations

Revenues

         Our revenues consist primarily of underwriting revenue, corporate finance fees, agency commissions, principal transactions and asset management revenue. Revenue from underwriting and corporate finance transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts. Agency commissions are dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Principal transactions are dependent on Nasdaq trading volume and spreads in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the productive capital on which our base management fees are calculated, the amount and performance of capital on which we have the potential to generate incentive income, and the amount of our own long-term investments with the performance of those investments. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and net gains and losses, may fluctuate as a result. Accordingly, our revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

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

        Principal sales credits consist of a portion of dealer spreads attributed to the securities trading activities of FBRC as principal in Nasdaq-listed and other securities, and are primarily derived from FBRC's activities as a market-maker.

        Agency commissions revenue includes revenue resulting from executing stock exchange-listed securities and other transactions as agent.

        Trading gains and losses are combined and reported on a net basis. Gains and losses result primarily from market price fluctuations that occur while holding positions in our trading security inventory.

        We receive asset management revenue in our capacity as the investment manager to advisory clients, including FBR-Asset and our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on FBR-Asset and investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services, real estate and technology sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors.

        Investment income and losses are combined and reported on a net basis. Income and losses primarily represent our proportionate share of income or loss related to investments in proprietary investment partnerships and FBR-Asset, in addition to recognized losses for "other than temporary" impairment on securities held as available-for-sale and realized gains and losses from the sale of investment securities. As of December 31, 2001, we had $3.2 million of unrealized gains related to available-for-sale securities including our interest in FBR-Asset's unrealized gains, recorded in accumulated other comprehensive income. Upon the sale of these securities or in the event a decline in value is deemed other than temporary, the resulting difference between the cost and market value will be recorded as an investment gain or loss.

Expenses

         Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, asset management, underwriting and corporate finance professionals and to executive management. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During 2001, certain of our executive officers were eligible for bonuses under the Key Employee Incentive Plan (the "Key Employee Plan"). During 2001, we accrued $0.9 million with respect to executive officer compensation.  Compensation related to the Key Employee Plan was paid subsequent to December 31, 2001.

        Business development and professional services expenses include travel and entertainment, expenses related to investment banking transactions, costs of conferences, advertising, legal and consulting fees, recruiting fees and sub-advisory fees.  Many of these expenses, such as investment banking expenses and sub-advisory fees, are to a large extent variable with revenue.

        Clearing and brokerage fees include trade processing expense that we pay to our clearing brokers, execution fees that we pay to floor brokers and electronic communication networks.  These expenses are almost entirely variable with revenue.

        Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses.  These expenses are largely fixed in nature.

        Communications expenses include voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

        Interest expense includes the cost of capital for equipment and acquisition notes, subordinated credit lines, and bank deposits and other financing.

        Other operating expenses include amortization of acquired management contracts, professional liability and property insurance, printing and copying, business licenses and taxes, offices supplies, charitable contributions and other miscellaneous office expenses.

        The following table sets forth financial data as a percentage of revenues for the years presented:

	Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues:
Investment banking:
Underwriting	29.8%	11.7%	16.3%	57.6%	55.6%
Corporate finance	17.7%	17.4%	16.2%	33.7%	23.7%
Investment gains.	4.2%	0.8%	2.8%	-	-
	51.7%	29.9%	35.3%	91.3%	79.3%
Institutional brokerage:
Principal transactions	16.4%	17.5%	15.9%	(22.9)%	6.5%
Agency commissions	16.8%	12.0%	10.8%	12.5%	4.9%
	33.2%	29.5%	26.7%	(10.4)%	11.4%
Asset management:
Base management fees	12.3%	5.4%	6.8%	6.1%	1.2%
Incentive allocations and fees	2.3%	0.9%	1.1%	3.1%	4.9%
Net investment income (loss)	5.9%	6.0%	(3.8)%	(3.2)%	1.3%
	31.9%	12.3%	4.1%	6.0%	7.4%
Technology sector net investment and incentive income (loss)	(11.3)%	23.0%	26.2%	-	-
Interest, dividends and other	5.9%	5.3%	7.7%	13.1%	1.9%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and benefits	67.2%	60.7%	70.8%	67.2%	61.3%
Business development and professional services	18.0%	10.6%	17.0%	23.9%	8.8%
Clearing and brokerage fees	4.4%	3.4%	3.4%	4.2%	1.9%
Occupancy and equipment	6.7%	5.3%	4.8%	3.4%	1.0%
Communications	3.6%	2.8%	3.1%	2.9%	0.9%
Interest expense	0.7%	0.9%	0.9%	4.0%	1.5%
Other operating expenses	5.9%	4.0%	5.0%	7.6%	2.3%
Restructuring and software impairment charges	3.2%	-	-	-	-
Total expenses	109.7%	87.7%	105.0%	113.2%	77.7%
Income (loss) before income taxes	(9.7)%	12.3%	(5.0)%	(13.2)%	22.3%

        We estimate that our fixed costs, which for these purposes we consider to include all expenses except for restructuring and software impairment charges, variable compensation, investment banking deal expenses, sales and trading travel and entertainment, asset management sub-advisory fees, clearing and brokerage fees, and interest expense, as a percentage of revenues, increased from 40% of revenue to 58% of revenue from 2000 to 2001 in part due to an 11% decrease in revenues and the added costs associated with MMA/Rushmore, and the expansion of our capital markets business.

Comparison of the Years Ended December 31, 2001 and 2000

         Our revenues decreased 11% from $180.9 million in 2000 to $160.8 million in 2001 primarily due to an adverse change in technology sector net investment and incentive income (loss) of $59.7 million offset by an increase in investment banking revenue of $29.2 million and an increase in base management fees of $10.0 million.

        Underwriting revenue increased 127% from $21.1 million in 2000 to $47.9 million in 2001. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During 2001, we managed 25 public offerings, of which we lead-managed sixteen, raising $1.9 billion and generating $47.9 million in revenues. These revenues included $4.4 million in underwriting fees in connection with a follow on offering for FBR-Asset that we lead managed. During 2000, we managed 22 public offerings, of which we lead-managed four, raising $4.0 billion and generating $21.1 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $181.9 million in 2000 to $76.0 million in 2001, but the average fee per transaction increased.

        Corporate finance revenue decreased 9% from $31.4 million in 2000 to $28.5 million in 2001 due primarily to a decrease in the number of technology private placement and M&A transactions completed offset by higher fees per private placement transaction. M&A and advisory fee revenue decreased from $22.5 million in 2000 to $9.8 million in 2001. We completed fifteen M&A transactions in 2000 compared to eight in 2001. In 2000, we completed five private placements generating $8.9 million in revenues compared to four completed transactions in 2001 generating $18.7 million in revenues, net of $2.8 million in revenues paid to FBR-Asset pursuant to the strategic agreement with FBRC. During 2001, FBR-Asset participated in three private placements of common stock, where FBRC acted as the placement agent.

        In connection with certain capital raising transactions, we receive warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. We previously carried the warrants at nominal values, and recognized profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. Based on the lapsing of restrictions and the development of a trading history for these publicly traded securities, we reassessed the valuation models and methodology for the warrants. As such, we have valued warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. During 2001, we recorded an investment banking gain of $6.8 million; of this amount, $5.7 million related to warrants.  By December 31, 2001, $5.5 million of the warrant gain had been realized.   For those warrants that do not have publicly traded securities underlying them or that have restrictions on the publicly traded securities underlying them, we carry these warrants at nominal value.

        Institutional brokerage revenue from principal transactions decreased 19% from $32.3 million in 2000 to $26.3 million.  We recorded trading gains of $2.2 million in 2001 compared to $6.9 million in 2000.

        Institutional brokerage agency commissions increased 28% from $21.1 million in 2000 to $27.1 million in 2001 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

        Asset management base management fees increased 103% from $9.7 million in 2000 to $19.7 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, FBR-Asset and other managed vehicles.

        Asset management incentive allocations and fees (excluding the technology sector) increased 117% from $1.7 million in 2000 to $3.6 million in 2001, primarily due to FBR-Asset.

        Asset management net investment income (excluding the technology sector) decreased 12% from $10.8 million in 2000 to $9.5 million in 2001. Net investment income in 2001 includes: $4.3 million of net investment income from our investment in FBR-Asset (net of $1.1 million of investment loss, representing dilution associated with FBR-Asset's secondary offering in August 2001), $4.9 million of net investment income from investments in proprietary investment partnerships; $1.7 million of net investment income from our private debt investments, offset by $(1.0) million of "other than temporary" unrealized depreciation related to an available-for-sale security and $(0.4) million of other miscellaneous net investment loss. Net investment income in 2000 includes: $7.1 million of net investment income from our investment in FBR-Asset, $8.7 million of net investment income from investments in proprietary investment partnerships, offset by $(2.0) million in write-downs of our private equity and private debt investments and $(2.8) million of "other than temporary" unrealized depreciation related to our available-for-sale securities.

        Asset management technology sector net investment and incentive income decreased from $41.6 million in 2000 to $(18.1) million in 2001. Technology sector net investment and incentive loss in 2001 included $(14.8) million of net investment and incentive from investments in venture capital proprietary investment partnerships, of which $(13.6) million was associated with TVP I and TVP II, $(2.3) million of net investment loss from direct technology sector investments and $(0.9) million of "other than temporary" unrealized depreciation related to technology sector available-for-sale securities.  Technology sector net investment and incentive income in 2000 included $46.7 million of net investment and incentive income from investments in venture capital proprietary investment partnerships, which was almost entirely attributable to TVP I and $1.5 million of net investment income from direct technology sector investments offset by $(5.9) million in write-downs of our technology sector private equity.

        Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $3.2 million as of December 31, 2001. If and when we liquidate these or determine that a decline in value of these investments is "other than temporary", a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

        Net interest, dividends, and other revenue (net of interest expense) decreased 3% from $9.7 million in 2000 to $9.4 million in 2001 primarily due to lower cash balances and lower interest rates, offset by increased other income.

        Total expenses increased 11% from $158.6 million in 2000 to $176.4 million in 2001 due primarily to an increase in business development and professional services and, to a lesser extent, restructuring costs associated with personnel reductions and facility consolidation and software impairment charges of capitalized software related to fbr.com and other operating expenses offset by a decrease in variable compensation expense.

        Compensation and benefits expense decreased 2% from $109.8 million in 2000 to $108.1 million in 2001 due to a decrease of $10.6 million in variable compensation primarily related to TVP and, to a lesser extent, a decrease of $5.5 million of executive officer bonus compensation. These decreases were offset by an increase in fixed compensation from $27.7 million in 2000 to $41.2 million in 2001 associated with the hiring of investment banking, research, sales and trading professionals and as a result of adding more than 50 employees with the acquisition of MMA/Rushmore.

        Business development and professional services increased 51% from $19.2 million in 2000 to $28.9 million in 2001 primarily due to an increase in consulting expenses associated with recruiting investment banking, research, sales and trading professionals and travel associated with the increase in underwriting activity and, to a lesser extent, sub-advisory expenses for some asset management vehicles.

        Clearing and brokerage fees increased 15% from $6.2 million in 2000 to $7.1 million in 2001 primarily due to an increase in market-making activity and agency transactions. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 12% in 2000 to 13% in 2001, due primarily to $6.6 million of trading gains in 2000 and pressure on spread margins from the over-the-counter business.

        Occupancy and equipment expense increased 15% from $9.5 million in 2000 to $10.9 million in 2001 due to new offices and more equipment offset by the closing of non-profitable offices at the end of the year.  Depreciation and amortization expense remained stable, decreasing $0.1 in 2001 compared to 2000.

        Communications expense increased 14% from $5.1 million in 2000 to $5.8 million in 2001 primarily due to expenses in connection with the MMA/Rushmore business, acquired in April 2001.

        Other operating expenses increased 31% from $7.2 million in 2000 to $9.4 million in 2001 primarily due to expenses in connection with the MMA/Rushmore business, acquired in April 2001, including $1.0 million of amortization related to the capitalized costs of the acquired asset management contracts.  These contracts, at the date of closing, related to the management of $933.4 million of net assets under management.

        Restructuring and software impairment charges of $5.2 million recorded in 2001 relate to the $2.7 million accelerated write-off of capitalized fbr.com software costs due to our determining such capitalized costs were impaired during the third quarter, and the $2.4 million of restructuring costs recorded in the fourth quarter related to cost containment measures announced in October, 2001 associated with personnel reductions and facility consolidation.

Comparison of the Years Ended December 31, 2000 and 1999

         Total revenues increased 30% from $139.0 million in 1999 to $180.9 million in 2000 primarily due to an increase in asset management revenue, particularly incentive income related to TVP, net trading gains attributed to the volatile technology sector in the first half of 2000 and increased corporate finance revenue primarily in the technology sector.

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

        Corporate finance revenue increased 40% from $22.5 million in 1999 to $31.4 million in 2000. This increase was primarily due to a 55% increase in M&A and other advisory assignments revenue primarily in the technology sector from $14.5 million in 1999 to $22.5 million in 2000. In 2000, we completed 15 private placement transactions compared to 11 in 1999. In 2000, the average revenue earned per M&A and advisory assignments was $1.5 million compared to $1.2 million in 1999. Additionally, in 2000, we exercised warrants that had been previously received as part of a private capital raising transaction resulting in a gain of $1.5 million in 2000 compared to $3.9 million in 1999 reflected in the investment gains line under investment banking.

        Institutional brokerage revenue from principal transactions increased 43% from $22.1 million in 1999 to $31.6 million in 2000. We recorded trading gains of $6.9 million in 2000 compared to $(2.2) million of trading losses in 1999.

        Institutional brokerage agency commissions increased 45% from $15.0 million in 1999 to $21.8 million in 2000.  This increase was primarily due to increased customer trading, particularly in the technology sector, due to, among other things, volatility in the markets.  In addition, we believe we have achieved greater penetration of institutional accounts through broader research coverage and sales and trading services.

        Asset management base management fees increased 3% from $9.4 million in 1999 to $9.7 million in 2000 primarily due to additional fees earned as a result of increased assets under management.

        Asset management incentive allocations and fees (excluding the technology sector) remain stable increasing from $1.6 million in 1999 to $1.7 million in 2000.

        Asset management net investment income (loss) (excluding the technology sector) increased from $(5.3) million in 1999 to $10.8 million in 2000. Net investment income in 2000 includes: $7.1 million of net investment income from our investment in FBR-Asset, $8.7 million of net investment income from investments in proprietary investment partnerships, offset by $(2.0) million in write-downs of our private equity and private debt investments and $(2.8) million of "other than temporary" unrealized depreciation related to our available-for-sale securities. Net investment loss in 1999 includes:  $(6.4) million of  "other than temporary" unrealized depreciation related to our available-for-sale securities that was previously deducted from shareholders' equity, offset by $1.1 million of net investment income from investments in proprietary investment partnerships.

        Asset management technology sector net investment and incentive income increased 14% from $36.4 million in 1999 to $41.6 million in 2000.  Technology sector net investment and incentive income in 2000 included $46.7 million of net investment and incentive income from investments in venture capital proprietary investment partnerships, which was almost entirely attributable to TVP and $1.5 million of net investment income from direct technology sector investments offset by $(5.9) million in write-downs of our technology sector private equity investments. Technology sector net investment and incentive income in 1999 included $38.3 million of net investment and incentive income from TVP offset by net investment loss of $(1.8) million in write-downs of our private equity investments.

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

        Compensation and benefits expense increased 12% from $98.4 million in 1999 to $109.8 million in 2000. This increase was due primarily to increased compensation associated with our technology sector venture capital funds and, to a lesser extent, an increase in investment banking compensation and executive officer compensation.  The fund management team for the venture capital funds has an agreement with us to receive a percentage of the incentive allocations.  For TVP, the fund management team earns 60% of the incentive allocations and this amount is recorded as compensation expense at the time the incentive allocations are recorded.

        Business development and professional services decreased 19% from $23.6 million in 1999 to $19.2 million in 2000 primarily due to a decrease in advertising and other promotional expenses incurred in 1999 related to fbr.com.

        Clearing and brokerage fees increased 32% from $4.7 million in 1999 to $6.2 million in 2000 due to an increase in the volume of sales and trading activity.  As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 13% in 1999 to 12% in 2000 due to the increase in principal transactions, in particular $6.9 million of trading gains in 1999.

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

Liquidity and Capital Resources

         Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. We have used, and may continue to use temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At December 31, 2001,there was $21.1 million outstanding, of which $10.0 million was in the form of a subordinated loan, $8.0 million was on margin and $2.0 million in other secured loans. We have no material long-term debt other than acquisition debt of $5.7 million.

        Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of December 31, 2001, liquid assets consisted primarily of cash and cash equivalents of $46.2 million and a receivable for cash on deposit with FBRC's clearing broker of $44.6 million, for a total of $90.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $15.7 million in marketable securities.

        As of December 31, 2001, we had $10.0 million outstanding under a $40.0 million subordinated revolving loan from an affiliate of FBRC's clearing broker that is allowable for net capital purposes. We have until December 22, 2002 to repay the amount outstanding under this agreement.  The agreement had expired as of December 31, 2001, and we are currently negotiating a proposal  to renew the subordinated credit line.  Additionally, during January, 2002, we signed a term sheet for a $20 million working capital line of credit with a commercial bank.

        Long-term investments consist primarily of FBR-Asset, investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements.

        We are a financial holding company under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. The GLB Act significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act amended the Bank Holding Company Act, or BHC Act, to permit a qualifying bank holding company, called a financial holding company (an "FHC"), to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. In order for a bank holding company to qualify as an FHC, all of its subsidiary depository institutions must be "well-capitalized" and "well-managed" and must also maintain at least a "satisfactory" rating under the Community Reinvestment Act. In March 2001, the Federal Reserve Board (the "Board") approved our application to be a FHC and we are now permitted to engage in financial activities as permitted by the BHC Act, as amended. Under the GLB Act, the Board serves as the "umbrella" superviser for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions.

        FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Securities and Futures Authority ("SFA") of the United Kingdom.  As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA. As of December 31, 2001, FBRC was required to maintain minimum regulatory net capital of $2.5 million and had total regulatory net capital of $35.4 million, which was $32.9 million in excess of its requirement. As of December 31, 2001, all of our broker/dealers were required to maintain minimum regulatory net capital of $3.6 million and had total regulatory net capital of $36.5 million, which was $32.9 million in excess of their requirement. Regulatory net capital requirements increase when the broker/dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

        On April 1, 2001, we completed the acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB ("Rushmore"). MMA was a privately held investment adviser with $933.4 million in assets under management as of March 31, 2001. Together, MMA and Rushmore were the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was re-chartered as a national bank and was named FBR National Bank & Trust ("FBR National Bank"). The FBR National Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing and mutual fund accounting) and traditional banking services (lending, deposits, cash management and trust services). Under the terms of the agreement, we acquired MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period.

         FBR National Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR National Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR National Bank's assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR National Bank's capital levels and classification are also subject to qualitative judgments by the regulators with regard to components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2001, FBR National Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios.  There are no conditions or events since that notification that management believes have changed FBR National Bank's "well-capitalized" status.

         During 2001, we repurchased five million shares of Class B common stock from our former president and Co-CEO for $5.50 per share.  The shares were converted to Class A common stock and sold to other Company employees at the same price.  Upon settlement of the repurchase and sales transactions we received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. Each employee's note is collatoralized by all of the stock purchased by that employee under the plan.

         For accounting purposes, the portion of the employee share purchase financed by us (80%) is considered a stock option, and deducted from shareholders' equity.  These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $22,706 financed (including accrued interest) by us and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders' equity.  As the employees repay the loans, shareholders' equity and shares outstanding will increase.  In addition, the interest earned on the employee loans is added to paid-in-capital and excluded from net income.

        We believe that our current level of equity capital, including funds generated from operations, are adequate to meet our liquidity and regulatory capital requirements and other activities. We may, however, seek debt or equity financing, in public or private transactions, or otherwise re-deploy assets, to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise.

        As of December 31, 2001, we had $18.0 million of unfunded commitments to various investment partnerships that may be called over the next ten years.

        We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company's Class A Common Stock. Since announcing the share repurchase program, we repurchased 1,468,027 shares as of December 31, 2001, leaving 1,031,973 additional shares authorized for repurchase. Of the total shares repurchased, 658,565 have been reissued to employees pursuant to our Employee Stock Purchase Plan.

        As of December 31, 2001, we had net operating losses ("NOL") for tax purposes of $43.6 million that expire through 2020. We maintain a valuation allowance related to the NOL and net deferred tax asset, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized. As a result of recording the valuation allowance, based on current evidence, we estimate that future income tax provision recorded in the Consolidated Statement of Operations will be calculated excluding approximately $57.2 million in pre-tax income.

High Yield and Non-Investment Grade Debt and Preferred Securities

         We underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the comparative illiquidity of the market for such securities. Our portfolio of such securities (excluding those in which we may have an indirect interest through FBR-Asset, proprietary investment partnerships or otherwise) at December 31, 2001 and 2000 is included in trading securities and long-term investments and had an aggregate fair value of approximately $9.2 million and $25.5 million, respectively. Our trading and investment portfolios may, from time to time, contain concentrated holdings of selected issues. Our largest, un-hedged, non-investment grade securities position was $7.5 million and $10.0 million at December 31, 2001 and 2000.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to of the Consolidated Financial Statements. We believe our most critical accounting policies (a critical accounting policy being one that is both very important to the portrayal of financial condition and results of operations and requires management's most difficult, subjective or complex judgments) include: 1) valuation methodologies applied by the general partners to the securities of the partnerships they manage, 2) recognition of incentive allocation revenue, 3) valuation allowance determination related to deferred taxes and 4) the impairment assessments we apply to our long-term investments in marketable equity securities.

        The investment partnerships that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer's equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary from the amounts that could be realized if the investment were sold.

        We receive incentive allocations based on the operating results of our managed partnerships. Incentive allocations represent a share of the gains in the partnerships, and are based on our partnership capital account, assuming the partnership were liquidated on the balance sheet date. Incentive allocations are based on unrealized gains and losses, and could vary significantly in the future based upon the ultimate realization of the gains or losses. We may, therefore, reverse previously recognized incentive allocations in future periods.

        Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. We have provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization. This allowance could be reversed in future periods if we determine that such deferred tax assets could be realized.

        We evaluate our long-term investments in marketable equity securities for "other than temporary" impairment. If it is determined that an investment is impaired then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be. The value of our long-term investments in marketable equity securities can fluctuate significantly. Generally, when a long-term marketable equity security's value has been below its current basis for an extended period of time we will record an impairment charge.

Market and Business Risk

         We monitor market and business risk, including credit risk, operations, liquidity, compliance, legal, reputational and equity ownership risk through a number of control procedures designed to identify and evaluate the various risks to which our businesses and investments are exposed. We have established various committees to assess and to manage risk associated with our investment banking, merchant banking and other activities. We review, among other things, business and transactional risks associated with investment banking potential clients and engagements. We seek to manage the risks associated with our investment banking and merchant banking activities by review and approval of transactions by the relevant committee, prior to accepting an engagement or pursuing a material investment transaction.

        We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our marketable trading and long-term investments and unrealized incentive income as well as the risk to FBR-Asset's spread income posed by interest changes. Direct market risk exposure to changes in foreign exchange rates is not material. Equity and debt price risk is managed primarily through the monitoring and reporting of capital exposure to various issuers. FBR-Asset seeks to mitigate interest risk by managing the duration of their assets and liabilities.

Marketable and Trading Securities

          We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker. At December 31, 2001, the fair value of our trading securities was $15.7 million in long positions and $13.4 million in short positions, for a net long position of $2.3 million. The net potential loss in fair value at December 31, 2001, using a 10% hypothetical decline in reported value of long positions (offset by a 10% hypothetical increase in reported value of short positions) was $0.2 million.

Long-Term Investments

         Our long-term investments consist of investments in FBR-Asset, hedge, venture capital and private equity investment partnerships that we manage, direct debt and equity investments in privately held companies and direct investments in equity securities of public companies.

         As of December 31, 2001, a majority, by value, of the underlying assets of the investment partnerships and FBR-Asset were equity securities of domestic, publicly traded companies or, in the case of FBR-Asset, mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual "lock-up" requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, FBR-Asset and direct investments are not marketable securities, they are valued at estimated fair values. In 2001, we recorded net realized and unrealized gains from our investments (other than technology sector funds) of $9.5 million, incentive income from realized and unrealized gains from our investments (other than technology sector funds) of $3.6 million and a net investment and incentive loss in our technology sector funds of $(18.1) million. We also maintain, as a separate component of shareholders' equity, $3.2 million of accumulated other comprehensive income, representing $0.6 million of unrealized gains on our direct investments and $2.6 million of unrealized gains related to our proportionate share of FBR-Asset's unrealized gains.

                 In 2001, we announced that our then President and Co-Chief Executive Officer, W. Russsell Ramsey, would launch his own investment fund, Capital Crossover Partners ("CCP").  On December 31, 2001, Mr. Ramsey resigned as our President and Co-Chief Executive Officer; he remains a director of our company.  We are an investor in CCP and have a capital commitment to the fund of $15 million, of which $6 million was paid in to the fund during 2001.  We made our investment in CCP based on our assessment of the potential return on the investment and because we believed it presented us with the potential for certain strategic relationships that could be beneficial to our business.  In 2001, in connection with services provided to CCP, we earned fees and are entitled to receive three points of carried interest in CCP.  The fees we have received and the carried interest we are entitled to receive were determined based on negotiations with Mr. Ramsey. We do not control CCP or have influence over the management or investment strategy of CCP.  As of December 31, 2001, we earned fees of $1.1 million for services provided to CCP.  We did not record any income in connection with our carried interest in CCP during 2001.  We classify our investment in CCP in our technology sector investments based on CCP's representations to us in its offering memorandum and on its report to us on its investment as of December 31, 2001.  We account for the investment under the equity method solely based on the size of our investment in CCP relative to the total size of the fund, approximately 13 % at December 31, 2001.

        The following chart shows the allocation of our long-term investments as stated on the December 31, 2001 and 2000 balance sheets, by sector and by managed fund and also shows, as of December 31, 2001, the allocation of long-term investments in publicly traded and private securities. Managed funds are categorized to an industry sector by the value of the majority of their investments. In addition, from time to time, we implement risk management strategies, the value of which may not be included in the balance sheet line for long-term investments.

	December 31, 2001			December 31, 2000

Financial	Public	Private	Total	%	Total	%
FBR Ashton, Limited Partnership	$ 19,000	$ -	$ 19,000	15.8%	$15,340	10.8%
FBR Private Equity Fund, L.P.	91	1,787	1,878	1.6%	3,668	2.6%
FBR Future Financial Fund, L.P.	-	867	867	0.7%	1,659	1.2%
FBR Financial Services Partners, L.P.	253	1,266	1,519	1.3%	1,580	1.1%
Direct investment	1,637	-	1,637	1.3%	1,414	1.0%
	20,981	3,920	24,901	20.7%	23,751	16.7%

Real Estate & Mortgages
FBR Asset Investment Corporation	40,743	1,716	42,459	35.4%	30,054	21.0%
Direct investment	3,198	242	3,440	2.9%	3,305	2.3%
	43,941	1,958	45,900	38.3%	33,359	23.3%
Subtotal	64,922	5,878	70,800	59.0%	57,110	40.0%

Technology
FBR Technology Venture Partners, L.P. (1)	219	849	1,068	0.9%	23,913	16.7%
FBR Technology Venture Partners II, L.P.	454	2,317	2,771	2.3%	6,418	4.5%
FBR CoMotion Venture Capital I, L.P. (2)	-	3,148	3,148	2.6%	3,724	2.6%
DDL and related direct investments	77	5,568	5,645	4.7%	4,658	3.3%
Direct investment	73	-	73	0.1%	652	0.4%
Third-party partnerships	144	2,809	2,953	2.4%	1,383	1.0%
Other	86	-	86	0.1%	10,494	7.3%
	1,053	14,691	15,744	13.1%	51,242	35.8%
Capital Crossover Partners	6,000	-	6,000	5.0%	-	-
Subtotal	7,053	14,691	21,744	18.1%	51,242	35.8%

Debt
Direct investment (3)	-	7,500	7,500	6.3%	17,837	12.5%

Other
Braddock Partners, L.P.	5,613	-	5,613	4.7%	4,920	3.4%
FBR Arbitrage, L.L.C.	11,415	-	11,415	9.6%	10,320	7.2%
FBR Weston, Limited Partnership	2,138	189	2,327	1.9%	1,403	1.0%
Other	387	196	583	0.5%	118	0.1%
	19,553	385	19,938	16.6%	16,761	11.7%
TOTALS	$91,528	$28,454	$119,982	100.0%	$142,950	100.0%

(1)	Amount includes accrued Fund Manager Compensation expense ("FMC") of $157 and $12,938 as of December 31, 2001 and 2000, respectively. Asset value net of FMC as of December 31, 2001 and 2000 was $911 and $10,975, respectively.
(2)

Amount includes loans of $1,369 and $2,428 as of December 31, 2001 and 2000, respectively, made by us to FBR CoMotion Venture Capital I, LP. The asset value net of loans was $1,779 and $1,296 as of December 31, 2001 and 2000, respectively.

(3)	Represents private debt of one issuer with a face amount of $7,500 and private debt of two issuers with a face amount of $17,837 as of December 31, 2001 and 2000, respectively.

        As of December 31, 2001, the recorded value of our long-term investment securities was $120.0 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $12.0 million.  In addition, the hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $114 million of liabilities as of December 31, 2001, primarily margin debt, not reflected on our balance sheet.  In addition, FBR-Asset had repo debt of $1.1 billion as of December 31, 2001.  FBR-Asset is a separate corporation that we manage under an agreement between FBR-Asset and our subsidiary FBRIM.  We are not a general partner or managing member of FBR-Asset.  We neither directly, nor indirectly, guarantee any of these liabilities or other obligations of the partnerships or FBR-Asset.   We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is set forth in Item 14 of this report.

PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors required by this Item 10 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 30, 2002 under the headings "Proposal No. 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding executive officers found under the Heading "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 30, 2002 under the heading "Executive Compensation."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 30, 2002 under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for our annual meeting of shareholders to be held on May 30, 2002 under the heading "Certain Relationships and Related Transactions."

PART IV

ITEM 14.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

 (a)    1. Financial Statements. The following consolidated financial statements for the year ended December 31, 2001, filed as part of this Form 10-K, are incorporated by reference into this Item 14:

A.	Friedman, Billings, Ramsey Group, Inc. Report of Independent Public Accountants (page F-2)
Consolidated Balance Sheets-Years ended 2001 and 2000 (page F-3)
Consolidated Statements of Operations-Years ended 2001, 2000 and 1999 (page F-4)
Consolidated Statements of Changes in Shareholders' Equity-Years ended 2001, 2000 and 1999 (page F-5)
Consolidated Statements of Cash Flows-Years ended 2001, 2000 and 1999 (page F-6)
Notes to Consolidated Financial Statements (page F-7)
B.	FBR Technology Venture Partners, L.P. Financial Statements (G-1)
C.	FBR Asset Investment Corporation Financial Statements (H-1)

(b)    On October 25, 2001, we filed a Form 8-K containing our third quarter 2001 financial results, an Unaudited Financial and Statistical Supplement and a Long-Term Investment Matrix.

        2.      All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

3.      Exhibits identified by "*" below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference. Exhibits identified by "**" below are on file with the SEC as part of our 1998 Annual Report on Form 10-K, and are incorporated herein by reference. Exhibits identified by "***" below are on file with the SEC as part of our 1999 Annual Report on Form 10-K, and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01 *	-Registrant's Articles of Incorporation.
3.02 *	-Registrant's Bylaws.
4.01 *	-Form of Specimen Certificate for Registrant's Class A Common Stock.
10.01 **	-Revolving Subordinated Loan Agreement, between Friedman, Billings, Ramsey & Co., Custodial Trust Company and dated August 4, 1998.
10.02 *	-The 1997 Employee Stock Purchase Plan.
10.03***	-FBR Stock and Annual Incentive Plan.
10.04 *	-The Non-Employee Director Stock Compensation Plan.
10.05 *	-The Key Employee Incentive Plan.
10.06	-Agreement between Friedman, Billings, Ramsey Investment Management, Inc. and FBR Asset Investment Corporation.
10.07	-Agreement between Friedman, Billings, Ramsey & Co., Inc. and FBR Asset Investment Corporation.
21.01	-List of Subsidiaries of the Registrant.
23.01	-Consent of Independent Public Accountants.
99.01*	-Memorandum of Understanding between FBR and PNC Bank Corp., dated as of October 28, 1997.
99.02	-FBR Asset Investment Corporation Risk Factors.
99.03	-Representation pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By: /s/ Emanuel J. Friedman
Emanuel J. Friedman,
Chairman of the Board of Directors, Co-Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emanuel J. Friedman	Chairman of the Board of Directors, Co-Chief Executive Officer	March 29, 2002
Emanuel J. Friedman

/s/ Eric F. Billings	Vice Chairman of the Board of Directors and Co-Chief Executive Officer	March 29, 2002
Eric F. Billings

/s/ Kurt R. Harrington	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
Kurt R. Harrington

/s/ Daniel J. Altobello	Director	March 29, 2002
Daniel J. Altobello

/s/ W. Russell Ramsey	Director	March 29, 2002
W. Russell Ramsey

/s/ Wallace L. Timmeny	Director	March 29, 2002
Wallace L. Timmeny

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Friedman, Billings, Ramsey Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Friedman, Billings, Ramsey Group, Inc. (a Virginia corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman, Billings, Ramsey Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                                                    /s/   Arthur Andersen LLP

Vienna, Virginia
January 31, 2002

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$ 46,246	$ 52,337
Receivables:
Investment banking	3,464	4,696
Asset management fees	3,604	1,806
Affiliates	2,209	1,849
Other.	4,352	2,744
Due from clearing broker	44,621	11,840
Marketable and trading securities, at market value	15,706	18,447
Bank investment securities	8,142	-
Long-term investments	119,982	142,950
Bank loans, net	12,459	-
MMA acquired management contracts	18,729	-
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $17,138 and $10,636, respectively	9,203	10,173
Prepaid expenses and other assets	3,241	5,377
Total assets	$ 291,958	$ 252,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at market value	$ 13,377	$ 930
Accounts payable and accrued expenses	19,179	11,348
Accrued compensation and benefits	27,775	22,849
Bank deposits	19,457	-
Deferred tax liability	-	1,760
Short-term loans payable	21,165	-
Long-term secured loan	5,694	776
Total liabilities	106,647	37,663
Commitments and contingencies (Note 12)	-	-
Shareholders' Equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding	-	-
Class A Common Stock, $0.01 par value, 150,000,000 shares authorized, 23,468,403 and 17,455,406 shares issued, respectively	235	175
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 26,946,029 and 32,910,029 shares issued and outstanding, respectively	269	329
Additional paid-in capital	210,703	210,164
Employee stock loan receivable including accrued interest (4,000,000 shares)	(22,706)	-
Treasury stock, at cost, 809,462 and 985,170 shares, respectively	(5,906)	(7,188)
Accumulated other comprehensive income (loss)	3,226	(1,128)
Retained (deficit) earnings	(510)	12,204
Total shareholders' equity	185,311	214,556
Total liabilities and shareholders' equity	$ 291,958	$ 252,219

The accompanying notes are an integral part of these consolidated statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands except per share amounts)
Revenues:
Investment banking:
Underwriting	$ 47,853	$ 21,086	$ 22,642
Corporate finance	28,534	31,404	22,541
Investment gains	6,762	1,453	3,853
Institutional brokerage:
Principal transactions	26,330	32,319	22,058
Agency commissions	27,084	21,084	14,988
Asset management:
Base management fees	19,744	9,719	9,409
Incentive allocations and fees	3,628	1,673	1,577
Net investment income (loss)	9,532	10,843	(5,268)
Technology sector net investment and incentive income (loss)	(18,100)	41,614	36,398
Interest, dividends and other	9,422	9,695	10,768
Total revenues	160,789	180,890	138,966
Expenses:
Compensation and benefits	108,112	109,768	98,424
Business development and professional services	28,879	19,229	23,582
Clearing and brokerage fees	7,087	6,207	4,693
Occupancy and equipment	10,852	9,544	6,674
Communications	5,832	5,085	4,323
Interest expense	1,083	1,665	1,323
Other operating expenses	9,415	7,147	6,918
Restructuring and software impairment charges	5,151	-	-
Total expenses	176,411	158,645	145,937
Net income (loss) before taxes and extraordinary gain	(15,622)	22,245	(6,971)
Income tax provision (benefit)	(1,760)	4,163	-
Net income (loss) before extraordinary gain	(13,862)	18,082	(6,971)
Extraordinary gain	1,148	-	-
Net income (loss)	$ (12,714)	$ 18,082	$ (6,971)

Basic earnings (loss) per share before extraordinary gain.	$ (0.29)	$ 0.37	$ (0.14)

Diluted earnings (loss) per share before extraordinary gain	$ (0.29)	$ 0.36	$ (0.14)

Basic earnings (loss) per share	$ (0.27)	$ 0.37	$ (0.14)

Diluted earnings (loss) per share	$ (0.27)	$ 0.36	$ (0.14)

Basic weighted average shares outstanding	47,465,527	49,161,799	48,872,191

Diluted weighted average shares outstanding	47,465,527	50,682,582	48,872,191

The accompanying notes are an integral part of these consolidated statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total	Comprehensive Income (Loss)
Balances, December 31, 1998	13,716,571	$ 137	36,312,429	$ 363	$ 208,525	$ -	$ (7,081)	$ (16,135)	$ 1,093	$ 186,902
Net loss	-	-	-	-	-	-	-	-	(6,971)	(6,971)	$ (6,971)
Conversion of Class B shares to Class A shares	512,700	5	(512,700)	(5)	-	-	-	-	-	-
Repurchase of treasury stock	-	-	-	-	-	-	(2,712)	-	-	(2,712)
Issuance of treasury stock	-	-	-	-	(345)	-	1,452	-	-	1,107
Issuance of Class A common stock	74,755	1	-	-	498	-	-	-	-	499
Other comprehensive income:						-
Unrealized change in investment securities	-	-	-	-	-	-	-	10,144	-	10,144	10,144
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$ 3,173
Balances, December 31, 1999	14,304,026	143	35,799,729	358	208,678	-	(8,341)	(5,991)	(5,878)	188,969
Net income	-	-	-	-	-	-	-	-	18,082	18,082	$ 18,082
Conversion of Class B shares to Class A shares	2,889,700	29	(2,889,700)	(29)	-	-	-	-	-	-
Issuance of treasury stock	-	-	-	-	(33)	-	1,153	-	-	1,120
Issuance of Class A common stock	261,680	3	-	-	1,519	-	-	-	-	1,522
Other comprehensive income:						-
Unrealized change in investment securities	-	-	-	-	-	-	-	4,863	-	4,863	4,863
Comprehensive income	-	-	-	-	-	-	-	-	-	-	$ 22,945
Balances, December 31, 2000	17,455,406	175	32,910,029	329	210,164	-	(7,188)	(1,128)	12,204	214,556
Net income	-	-	-	-	-	-	-	-	(12,714)	(12,714)	$ (12,714)
Conversion of Class B shares to Class A shares	5,964,000	60	(5,964,000)	(60)	-	-	-	-	-	-
Issuance of treasury stock	-	-	-	-	(405)	-	1,282	-	-	877
Issuance of Class A common stock	48,997	-	-	-	238	-	-	-	-	238
Purchase of stock (employee stock purchase and loan plan)	-	-	-	-	(27,500)	-	-	-	-	(27,500)
Sale of stock (employee stock purchase and loan plan)	-	-	-	-	27,500	(22,000)	-	-	-	5,500
Interest on employee stock purchase and loan plan	-	-	-	-	706	(706)	-	-	-	-
Other comprehensive income:						-				-
Unrealized change in investment securities	-	-	-	-	-	-	-	4,354	-	4,354	4,354
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	$ (8,360)
Balances, December 31, 2001	23,468,403	$ 235	26,946,029	$ 269	$ 210,703	$ (22,706)	$ (5,906)	$ 3,226	$ (510)	$ 185,311

The accompanying notes are an integral part of these consolidated statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(12,714)	$18,082	$ (6,971)
Non-cash items included in earnings- Incentive allocations and fees and net investment (income) loss from long-term investments	35,599	(16,720)	(33,269)
Depreciation, amortization and software impairment	8,711	4,886	2,749
Extraordinary gain	(1,148)	-	-
Income tax provision-deferred	(1,760)	4,163	-
Other.	439	-	(321)
Changes in operating assets:
Receivables-
Investment banking	1,232	(423)	(1,198)
Asset management fees	(1,798)	1,416	1,679
Income taxes	-	-	8,734
Affiliates	(360)	(510)	5,895
Other	3,239	231	291
Due from clearing broker	(32,781)	1,632	(2,751)
Marketable and trading securities	2,741	(1,560)	7,013
Prepaid expenses and other assets	1,034	(2,228)	(52)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	12,447	(2,099)	137
Accounts payable and accrued expenses	6,867	2,479	643
Accrued compensation and benefits	4,926	(1,281)	18,945
Net cash provided by operating activities	26,674	8,068	1,524
Cash flows from investing activities:
MMA/Rushmore acquisition	(17,500)	-	-
Cash acquired from MMA/Rushmore acquisition	9,740	-	-
Bank investment securities, net	5,107	-	-
Bank loans, net	(10,811)	-	-
Purchases of fixed assets, net	(2,638)	(3,751)	(7,401)
Proceeds from long-term investments, net	(10,856)	2,218	4,451
Net cash used in investing activities	(26,958)	(1,533)	(2,950)
Cash flows from financing activities:
Purchase of stock (employee stock purchase and loan plan)	(27,500)	-	-
Sale of stock (employee stock purchase and loan plan)	5,500	-	-
Borrowing on short-term loans	20,195	-	-
Net decrease in bank deposits	(4,341)	-	-
Repayments on short-term loans	(776)	(583)	(552)
Proceeds from issuance of common stock	238	1,489	499
Purchases of treasury stock	-	-	(2,712)
Issuance of treasury stock	877	1,153	1,107
Net cash provided by (used in) financing activities	(5,807)	2,059	(1,658)
Net increase (decrease) in cash and cash equivalents	(6,091)	8,594	(3,084)
Cash and cash equivalents, beginning of year	52,337	43,743	46,827
Cash and cash equivalents, end of year.	$46,246	$52,337	$43,743

The accompanying notes are an integral part of these consolidated statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS:

Organization

        Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the "Company"), is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. ("FBRC"), FBR Investment Services, Inc. ("FBRIS"), Friedman, Billings, Ramsey International, Ltd. ("FBRIL"), Friedman, Billings, Ramsey Investment Management, Inc. ("FBRIM"), FBR Venture Capital Managers, Inc. ("VCM"), FBR Fund Advisers, Inc. ("FBRFA"), Money Management Associates, LP ("MMA") and FBR National Bank & Trust ("FBR National Bank").

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

        FBRIM and VCM are registered investment advisers that manage and act as general partners of proprietary investment limited partnerships. FBRIM also manages separate investment accounts and FBR Asset Investment Corporation ("FBR-Asset"), a publicly traded real estate investment trust ("REIT"). FBRFA is a registered investment adviser that manages The FBR Family of Funds. FBR National Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing, and mutual fund accounting), and traditional banking services (lending, deposits, cash management and trust services).

Nature of Operations

        The Company's principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services) are linked to the capital markets. In addition, the Company's business activities are primarily focused on small and mid-cap stocks in the financial services, real estate, technology, energy, healthcare and diversified industries sectors. By their nature, the Company's business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company's areas of focus.

        The Company's revenues, particularly from investment banking, incentive allocations and fees and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year to year.

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

Concentration of Risk

        A substantial portion of the Company's revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the year ended December 31, 2001, investment banking accounted for 52% of the Company's revenues.  Revenues derived from the Company's technology venture capital and technology investment banking deals accounted for 44% of the Company's revenues for the year ended December 31, 2000 compared to 41% for the year ended December 31, 1999.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

        As of December 31, 2001 and 2000, respectively, the Company's investment in FBR Technology Venture Partners, L.P. ("TVP") of $1,068 and $23,913 represented 1% and 17% of the Company's long-term investments. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenue from TVP of $(7,373), $47,211 and $40,284 representing 5%, 26% and 29% of the Company's revenue in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Company's investment in FBR-Asset of $42,460 and $30,054 represented 35% and 21% of the Company's long-term investments. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenue from FBR-Asset of $7,776, $7,785 and $5,146 representing 5% of the Company's revenue in 2001 and 4% of the Company's revenue in 2000 and 1999, respectively. In addition, in 2001, the Company recorded an extraordinary gain of $1,148 associated with the exercise of FBR-Asset warrants. Collectively, as of December 31, 2001 and 2000, these two investments represented 36% and 49%, respectively, of the Company's total long-term investments and 15% and 28%, respectively, of the Company's total assets. These concentrations create earnings volatility exposure and market risk exposure for the Company in the technology and real estate/mortgage sectors, and there is interest rate risk related to FBR-Asset as a leveraged mortgage REIT.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

         All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

Cash Equivalents

         Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2001 and 2000, respectively, approximately 61% and 53% of the Company's cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities, backed by the U.S. government.

Supplemental Cash Flow Information Including Non-cash Transactions

         During 2001, as part of the acquisition of MMA/Rushmore, the Company financed a portion of the purchase price in the form of a non-interest bearing note. As of December 31, 2001, the long-term portion of this note was $5,694 and the short-term portion of this note was $970, of which $439 represented accrued non-cash interest expense. Also in 2001, the Company provided employees with an opportunity to purchase five million shares of FBR stock through the Employee Stock Purchase and Loan Program ("ESPLP"). Through the ESPLP, employees could purchase shares of FBR stock at $5.50 per share by paying $1.10 per share and financing the remaining $4.40 per share with loans from the Company. These loans to employees are interest bearing, limited-recourse loans.

        Cash payments for interest approximated interest expense for the years ended December 31, 2000 and 1999. There were no significant non-cash investing and financing activities during 2000 and 1999.

 Securities and Principal Investments

        Investments in proprietary investment partnerships including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, and FBR-Asset are accounted for under the equity method and the Company's proportionate share of income or loss ("income allocation") is reflected in net investment income (loss) in the statements of operations. Investments in investment partnerships, in which FBR is not the general partner or does not have a significant limited partner interest and, therefore, does not exercise significant influence, are accounted for under the cost method. Under the cost method, the Company records income only when distributed by the partnership.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

        Declines in the value of available-for-sale investments that are "other than temporary" are recorded in net investment loss in the statements of operations.

        Substantially all financial instruments used in the Company's trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management.

        In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. For restricted warrants, including private company warrants, the Company carries the warrants at nominal values, and recognizes profits, if any, only when realized due to the restrictions on the warrants and underlying securities, and the uncertainty surrounding the valuation of the warrants. The Company values warrants on publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. For the years ended December 31, 2001, 2000 and 1999, the Company recognized realized investment gains of $5.5 million, $1.5 million and $3.9 million, respectively.

Building, Furniture, Equipment, Software and Leasehold Improvements

         Building, furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years. The Company had capitalized certain software development costs associated with its launch of fbr.com. During 2001, the Company wrote-off $2.7 million which represented all of the unamortized fbr.com software costs as a result of determining such capitalized costs were impaired.

Income Taxes

         Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on management's evaluation, it is more likely than not that they will not be realized.

Other Comprehensive Income or Loss

         Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company's available-for-sale securities (including the bank investment securities) and the Company's proportionate share of FBR-Asset's investments accounted for as available-for-sale. These changes in fair value are recorded through equity.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investment Banking Revenues

         Underwriting revenues represent fees earned from public offerings of securities in which the Company acts as underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Corporate finance revenues represent fees earned from private placement offerings, mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Underwriting revenues are recorded as revenue at the time the underwriting is completed. Corporate finance fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Revenues

         Principal transactions consist of sales credits and trading gains or losses, and agency commissions consist of commissions earned from executing stock exchange-listed securities and other transactions as an agent. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

Asset Management Revenues

         The Company records three types of asset management revenue: (1) Certain of the Company's subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in base management fees in the Company's statements of operations as earned. (2) The Company also receives incentive income based upon the operating results of the partnerships, venture capital funds and FBR-Asset. Incentive income represents a share of the gains in the partnerships and FBR-Asset, and is recorded in incentive allocations and fees in the statements of operations.  The Company records incentive income from the partnerships based on what would be due to the Company if the partnership liquidated on the balance sheet date. (3) The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships and FBR-Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company's statements of operations.

Compensation

         A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations in some cases are also based on aftermarket security performance and other factors, which include unrealized gains and losses, amounts currently accrued may not ultimately be paid.  The Company's compensation accruals are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

          The Company accounts for stock-based compensation in accordance with SFAS No.123, "Accounting for Stock-Based Compensation." Pursuant to SFAS No. 123, the Company continues to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 2001, 2000 and 1999, the exercise prices of all options granted equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 2001, 2000 and 1999 related to option grants.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings (Loss) Per Share

         Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. For the year ended December 31, 2001, there was no difference between basic and diluted loss per share as the impact of options was anti-dilutive. For the year ended December 31, 2000, the difference between basic and diluted earnings per share is due to certain dilutive stock options. For the year ended December 31, 1999, there was no difference between basic and diluted loss per share as the impact of options was anti-dilutive. For the years ended December 31, 2001, 2000 and 1999, options to purchase 7,981,345, 3,565,762 and 9,289,603 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. See Note 14 for a detail of total stock options outstanding.

Restructuring Charge

         During 2001, the Company adopted a restructuring plan in response to the downturn in the economy. In connection with the restructuring, 67 employees were terminated or left and were not replaced. These employees primarily were from the technology sector and administrative groups.

         As a result of the restructuring plan, the Company recorded a restructuring charge of $2,410. A summary of the costs comprising the total charge incurred are:

Employee severance and other termination costs	$1,365
Non-cancelable lease and other facility costs	947
Other	98
Total	$2,410

        The accrued restructuring charge as of December 31, 2001, was $1,114.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 contains the Company's significant accounting policies.  The Company believes its most critical policies (a critical accounting policy being one that is both very important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments) include 1) valuation of private and restricted public company investments, 2) recognition of incentive fee revenue and 3) valuation allowance determination related to deferred taxes. Actual results could differ from those estimates.

New Accounting Policies

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("FAS 141"). FAS 141, among other things, prohibits the use of the pooling method in business combinations only allowing the purchase method. The Company's acquisition of MMA/Rushmore was accounted for using the purchase method.  Another change under FAS 141 is that prior to FAS 141 (FAS 141 being effective for all acquisitions after June 30, 2001), when an entity was acquired and the fair value of the acquired net assets was greater than the purchase price that difference was allocated to negative goodwill. Negative goodwill was then amortized over its expected useful life. Under FAS 141, if the fair value of the acquired net assets is greater than the purchase price, that difference is recorded as an extraordinary gain. As further discussed in Note 4, in December 2001, the Company exercised warrants of FBR-Asset, which resulted in a $1,148 extraordinary gain. FBR-Asset is accounted for using the equity method and, as a result, this extraordinary gain represents the difference between the fair value of the net assets acquired and the exercise price of the warrants.

         FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         In June of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142").  FAS 142, among other things, prohibits the amortization of existing goodwill and certain types of intangible assets and establishes a new method of testing goodwill for impairment.  FAS 142 is effective January 1, 2002 for the Company.  The Company does not have goodwill recorded on its balance sheet.  The MMA management contracts the Company carries on its balance sheet are considered intangible assets under FAS 142 and, under FAS 142, these contracts should be amortized in proportion to their expected economic benefit and tested for impairment by comparing expected future gross cash flows to the asset's carrying amount and if the gross cash flows are less than the carrying amount, the asset is impaired and is written-down to fair value.  The accounting under FAS 142 for the MMA management contracts is the same accounting currently being used by the Company and, as a result,  the Company does not expect that there will be any impact upon adoption of FAS 142.

NOTE 3.   MARKETABLE AND TRADING SECURITIES OWNED AND SECURITIES SOLD
                  BUT NOT YET PURCHASED:

         Marketable and trading securities owned and trading account securities sold but not yet purchased consisted of securities at market values for the years indicated (in thousands):

	December 31,
	2001		2000
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$ 15,355	$ 13,357	$17,011	$ 865
Corporate bonds	351	20	1,436	65
	$ 15,706	$ 13,377	$18,447	$ 930

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

NOTE 4.   LONG-TERM INVESTMENTS:

         Long-term investments consisted of the following for the years indicated (in thousands):

	December 31,
	2001	2000
Equity method investments:
Proprietary investment partnerships excluding technology sector	$ 42,619	$ 38,980
FBR-Asset Investment Corporation	42,460	30,054
Marketable securities	4,894	5,370
Private debt investments	7,500	17,837
Cost method investments excluding the technology sector	-	115
Other	839	9,708
	98,312	102,064
Equity method investments - technology sector	14,584	34,845
Cost method investments - technology sector	7,086	6,042
	21,670	40,887
	$119,982	$142,950

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Equity Method Investments

Investment Partnerships

         VCM is the managing partner of FBR Technology Venture Partners, L.P. ("TVP") and FBR Technology Venture Partners II ("TVP II", consisting of five separate limited partnerships). FBRIM is the managing partner or member of FBR Ashton, L.P., FBR Weston, Limited Partnership, FBR Future Financial Fund, L.P., FBR Private Equity Fund, L.P., FBR Arbitrage, L.L.C., FBR Biotech Fund, L.P., FBR CoMotion Venture Capital I, L.P. and through a wholly-owned L.L.C., FBR Financial Services Partners, L.P. All of these partnerships were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. The Company accounts for its investments in these partnerships under the equity method. Although we do not manage, we are a significant investor in Braddock Partners, L.P., Capital Crossover Partners, ETP/FBR Genomic Fund, L.P. and ETP/FBR Genomic Fund II (QP), L.P. and, due to our percentage ownership in these partnerships, we also account for these investments under the equity method. The following table shows the Company's investments and percentage interest on which pro rata profit allocations (as distinct from carried interest incentive income) are based (in thousands):

	December 31,
	2001		2000

Non-Technology Sector
FBR Ashton, L.P.	$19,000	35%	$15,430	29%
FBR Arbitrage, L.L.C.	11,415	16%	10,320	15%
Braddock Partners, L.P.	5,613	11%	4,920	11%
FBR Weston, Limited Partnership	2,327	9%	1,403	7%
FBR Private Equity Fund, L.P.	1,878	20%	3,668	19%
FBR Financial Services Partners, L.P.	1,519	6%	1,580	6%
FBR Future Financial Fund, L.P.	867	59%	1,659	18%
	42,619		38,980
Technology Sector
Capital Crossover Partners	6,000	13%	-	-
FBR CoMotion Venture Capital I, L.P.	3,148	8%	3,724	8%
FBR Technology Venture Partners II, L.P.	2,771	5%	6,418	5%
ETP/FBR Genomic Fund, L.P.	1,411	5%	790	5%
FBR Technology Venture Partners, L.P.	1,068	3%	23,913	3%
ETP/FBR Genomic Fund II (QP), L.P.	100	6%	-	-
FBR Biotech Fund, L.P.	86	8%	-	-
	14,584		34,845
	$57,203		$73,825

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company's significant equity method investments are:

2001	TVP	TVPII	FBR-Asset	Ashton	Other	Total
Total assets	$ 5,885	$41,248	$1,325,125	$60,094	$ 394,629	$1,826,981
Total liabilities	1,022	2,914	1,121,260	6,238	127,382	1,258,816
Total equity	4,863	38,334	203,865	53,856	267,247	568,165
FBR's share of total equity	1,068	2,771	42,460	19,000	34,364	99,663

Total revenue	13	360	39,087	1,975	11,116	52,551
Total expenses	1,390	3,460	18,879	1,372	15,597	40,698
Realized gains (losses)	49,536	(51,768)	3,330	3,550	27,955	32,603
Unrealized gains (losses)	(89,033)	(42,082)	-	7,563	(28,152)	(151,704)
Net income	(40,874)	(96,950)	23,538	11,716	(4,678)	(107,248)

FBR's share of net income-net investment income (loss)	(917)	(5,003)	4,278	3,570	907	2,835
FBR's share of net income-incentive allocations and fees	(7,706)	-	1,656	-	1,707	(4,343)

2000	TVP	TVPII	FBR-Asset	Ashton	Other	Total
Total assets	$ 109,463	$116,817	$ 225,804	$63,706	$ 379,823	$ 895,613
Total liabilities	511	3,347	138,963	10,794	131,335	284,950
Total equity	108,952	113,470	86,841	52,912	248,448	610,663
FBR's share of total equity	23,913	6,418	30,054	15,430	31,932	107,747

Total revenue	139	-	23,841	1,752	9,147	34,879
Total expenses	1,306	3,687	12,610	1,528	9,647	28,878
Realized gains (losses)	257,954	-	(2,867)	318	16,908	272,313
Unrealized gains (losses)	(105,967)	16,419	-	16,654	14,014	(58,880)
Net income	150,820	12,732	8,364	17,196	30,422	219,534

FBR's share of net income-net investment income	3,242	705	7,079	4,765	5,454	21,245
FBR's share of net income-incentive allocations	30,186	-	-	-	1,736	31,922

1999	TVP	TVPII	FBR-Asset	Ashton	Other	Total
Total assets	$ 223,685	$37,128	$ 330,180	$70,164	$ 176,440	$ 828,904
Total liabilities	253	12,323	225,638	15,267	40,303	290,684
Total equity	223,432	24,805	104,542	54,897	136,137	538,220
FBR's share of total equity	39,413	1,124	24,194	10,666	18,552	93,949

Total revenue	59	-	23,474	3,300	3,922	30,755
Total expenses	1,718	2,124	10,682	3,277	4,696	21,991
Realized gains (losses)	-	-	(7,649)	2,960	6,925	2,236
Unrealized gains (losses)	186,239	3,290	-	(13,651)	7,673	182,806
Net income (loss)	184,580	1,166	5,143	(10,668)	13,824	193,806

FBR's share of net income-net investment income (loss)	3,999	-	4,134	(1,527)	2,938	9,544
FBR's share of net income-incentive allocations and fees	34,326	-	-	-	1,577	35,903

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FBR Technology Venture Partners, L.P.

        FBR Technology Venture Partners, L.P. ("TVP") is a limited partnership, formed on August 12, 1997, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP. TVP's investments as of December 31, 2001 and 2000 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVP's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. As of December 31, 2001, public company investments were valued based on the year-end closing price.

FBR Technology Venture Partners II

        FBR Technology Venture Partners II ("TVP II") consists of five separate limited partnerships formed during 1999, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP II. TVPII's investments as of December 31, 2001 and 2000 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVPII's investments may represent significant proportions of the issuer's equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. As of December 31, 2001, public company investments were valued based on the year-end closing price less a discount to reflect restrictions on liquidity and marketability.

FBR-Asset

        FBR-Asset is a REIT, formed in 1997, whose primary purpose is to invest in mortgage-backed securities, equity securities, public and private real estate companies and mezzanine and senior loans. As of December 31, 2001, 93% and 5% of FBR-Asset's assets were invested in mortgage-backed securities and equity securities, respectively. As of December 31, 2000, 69% and 12% of FBR-Asset's assets were invested in mortgage-backed securities and equity securities, respectively. FBR-Asset classifies its investments as available-for-sale. Accordingly, unrealized gains and losses related to securities are reflected as other comprehensive gain or loss in FBR-Asset's equity. The Company accounts for its investment in FBR-Asset under the equity method. As a result, the Company recorded $4,278, $7,079 and $4,134 in net investment income in the statements of operations for its proportionate share (reflecting share repurchases) of FBR-Asset's 2001, 2000 and 1999 net income, respectively. In addition, in December 2001, the Company exercised 400,000 warrants of FBR-Asset, which resulted in an extraordinary gain of $1,148. During 2001 and 2000, respectively, the Company reduced its carrying basis of FBR-Asset for declared dividends of $5,007 and $3,965. The Company also recorded, in other comprehensive income (loss), $3,414, $2,746 and ($1,473) of net unrealized gain/(loss) on investments which represented its proportionate share of FBR-Asset's net unrealized gain or loss related to available-for-sale securities for the year ended December 31, 2001, 2000 and 1999 respectively. As of December 31, 2001 and 2000, respectively, net unrealized gain or loss related to FBR-Asset and included in the Company's accumulated other comprehensive income (loss) was $3,155 and $(259). The Company's ownership percentage of FBR-Asset was 21% as of December 31, 2001. As of December 31, 2001, FBR-Asset's market value per share was $27.95, which results in the Company's investment in FBR-Asset having a fair value of $49,477.

FBR Ashton, L.P.

         FBR Ashton, L.P. ("Ashton") is a limited partnership, formed on November 8, 1991, to engage in the business of investing in securities primarily in the financial services industry. Friedman, Billings, Ramsey Investment Management, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of Ashton. Ashton's investments as of December 31, 2001 and 2000 were comprised of equity investments in securities of publicly held companies.

 FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         The investment partnerships, including venture capital funds, that the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer's equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary from the amounts that could be realized if the investment were sold. The following methodology is employed by the partnerships in valuing their investments:

Nonrestricted public securities that are traded on a national securities exchange (or reported on the Nasdaq national market) are valued at the last reported sales price on the day of valuation.

Restricted public securities - Securities that have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

Private securities - The investment will be carried at cost, subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation are: (1) a subsequent third-party round of financing at a per share price that is higher or lower than the current valuation (2) an imminent public offering, (3) an imminent sale of the issuer, or (4) if the issuer's performance and potential have significantly deteriorated as of the valuation date.

 Marketable Securities

         The Company's available-for-sale securities consist primarily of equity investments in publicly traded companies that are held by an asset management subsidiary of the Company. In accordance with SFAS No. 115, the securities are valued at market with resulting unrealized gains and losses reflected as other comprehensive gain or loss. During 2001, 2000 and 1999, respectively, the Company recorded $(1,945), $(2,519) and $(10,385) of "other than temporary" loss in the statement of operations as net investment income (loss). During 2001, there were no sales of available-for-sale securities.  During 2000 and 1999, respectively, the Company sold $10,278 and $5,934 of available-for-sale securities at a realized loss of $(1,814) and $(221). As of December 31, 2001 and 2000, respectively, the Company held available-for-sale securities with a fair value of $4,894 and $5,373 with unrealized gains (losses) related to these securities of $76 and $(869). These unrealized gains (losses) are included in accumulated other comprehensive income (loss).

 Private Debt

         In May 1998, the Company organized a business trust designed to extend financing to middle-market businesses in need of subordinated debt or mezzanine financing. In connection therewith, the Company loaned $7,500 and $10,000, respectively, to two unrelated businesses. During 2001, the $10,000 loan was repaid, with interest, for total proceeds of $12,051 resulting in investment income of $1,715.  The remaining loan matures in June 2003 and is carried at cost.  The Company also initially invested $7,000 in an unaffiliated technology sector private company in the form of a preferred equity investment. During the years ended 2000 and 1999, respectively, the Company recorded $5,880 and $1,820 of investment losses related to this preferred equity investment.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other

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

NOTE 5.  MMA/RUSHMORE ACQUISITION:

         On April 1, 2001, the Company completed the acquisition of Money Management Associates, LP ("MMA") and Rushmore Trust and Savings, FSB ("Rushmore"). MMA was a privately held investment adviser with $933.4 million in assets under management as of March 31, 2001. Together, MMA and Rushmore were the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was re-chartered as a national bank and was named FBR National Bank & Trust ("FBR National Bank"). The FBR National Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing and mutual fund accounting) and traditional banking services (lending, deposits, cash management, trust services).. Under the terms of the agreement, the Company acquired MMA/Rushmore for $17.5 million in cash at closing and a $9.7 million non-interest-bearing installment note payable over a ten-year period.

        The total purchase price of $25.2 million, including capitalized transaction costs of $1.5 million and the present value of the installment note at an imputed rate of 9%, was allocated (in millions):

MMA management contracts	$19.7
Bank equity	5.5
$25.2

        The acquisition of MMA/Rushmore was accounted for as a purchase and resulted in the recording of $19.7 million of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. These Management Contracts will be amortized straight-line over 15 years. Income related to these management contracts is recognized as earned usually based on invested assets at a stated management fee percentage.

        The accounting policies related to FBR National Bank:

Bank Investment Securities

         Bank investment securities represent FBR National Bank's investments in Mortgage-Backed Securities (MBS), which are carried at fair value and classified as available-for-sale under SFAS 115. Unrealized gains and losses on such MBS are reported as other comprehensive income in shareholders' equity.

Bank Loans

         Bank loans are carried at cost less an allowance for loan losses as they are held for the foreseeable future. The loss allowance as of December 31, 2001 is $0.1 million. Interest on loans is accrued based on the outstanding principal amount using the effective interest rate method. An allowance for uncollected interest is provided on any loan that is contractually delinquent more than 90 days and on any other loan when the collectibility of the loan is in doubt and such allowance is netted against accrued interest receivable.  Any such interest ultimately collected is recorded as interest income in the period of recovery.  Although FBR National Bank has experienced insignificant loan losses in the past, management continues to provide for loan losses as necessary based on changes in current economic conditions and other factors. Management periodically reviews and evaluates the loan portfolio to determine the adequacy of the allowance for loan losses.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions beyond management's control. Loans receivable are accounted for in accordance with SFAS 114, which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company considers a loan impaired when FBR National Bank will be unable to collect all interest and principal payments as scheduled in the loan agreement.  A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

        Of the $12,459 million of bank loans, $6,444 were made to employees of FBR Group. A rollforward of bank loan activity is:

April 1, 2001	$ 1,648
Originations	11,344
Prepayments, including normal principal payments	(533)
December 31, 2001	$12,459

        As of December 31, 2001, $10,331 of the loans outstanding were first mortgage residential loans.

Bank Deposits

        Bank deposits of $19,457 represent deposits held by FBR National Bank for its customers. Interest expense for the nine months ended December 31, 2001 since the acquisition of $421, is recognized based on the deposit balance and the stated interest rate paid.

NOTE 6.   BUILDING, FURNITURE, EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS:

         Building, furniture, equipment, software and leasehold improvements, summarized by major classification, were (in thousands):

	December 31,
	2001	2000
Building, furniture and equipment	$ 13,854	$ 7,673
Software	5,952	8,366
Leasehold improvements	4,985	4,770
Land	1,550	-
	26,341	20,809
Less-Accumulated depreciation and amortization	(17,138)	(10,636)
	$ 9,203	$10,173

NOTE 7.   INCOME TAXES:

         Deferred tax assets and liabilities consisted of the following as of December 31, 2001 and 2000 (in thousands):

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31,
	2001	2000
Unrealized investment (gains) losses on proprietary investment partnerships	$ 339	$(9,170)
Unrealized investment (gains) losses, recorded in accumulated other comprehensive income (loss)	(1,293)	494
Unrealized investment losses, recorded in earnings, related to "other than temporary" declines in the value of available-for-sale securities	9,020	8,242
Net operating loss carryforward	17,423	22,007
Accrued compensation	182	2,461
Other	(2,793)	(2,936)
	22,878	21,098
Less-valuation allowance recorded through accumulated other comprehensive loss	-	(494)
Less-valuation allowance recorded through earnings	(22,878)	(22,364)
Net deferred tax asset/(liability)	$ -	$ (1,760)

        The Company has a net operating loss (NOL) carryforward to offset future taxable income. As of December 31, 2001 and 2000, respectively, the Company has gross NOL carryforwards of $43,557 and $55,019 that expire through 2020. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets.

        The benefit for income taxes results in effective tax rates that differ from the Federal statutory rates as follows:

	December 31,
	2001	2000	1999
Statutory Federal income tax rate	(34)%	35%	(35)%
State income taxes, net of Federal benefit	(4)	5	(5)
Nondeductible expenses	9	9	11
Dividends received deduction	-	-	(6)
Valuation allowance	17	(30)	35
Effective income tax rate	(12)%	19%	-

NOTE 8.   PROFIT SHARING PLAN:

         The Company maintains a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make matching contributions and discretionary contributions from profits. There were no Company contributions made in 2001, 2000 or 1999.

NOTE 9.   BORROWINGS:

 Short-Term Loans Payable

         As of December 31, 2001, the Company had $10 million outstanding under a $40 million unsecured revolving subordinated credit line with an affiliate of its clearing broker with an interest rate equal to 4.75 percent.  The Company has until December 22, 2002 to repay the amount outstanding under this agreement.  At December 31, 2001, this credit line had expired and, as a result, the remaining $30 million of the facility is not available to borrow. During January 2002, the Company agreed to terms with a financial institution for a secured revolving loan facility in the amount of $20 million.

        As of December 31, 2001, the Company had $8 million outstanding on margin borrowings with one of its asset management subsidiaries with an interest rate of 2.25 percent. In addition, bank investment securities with a carrying value of $3.4 million as of December 31, 2001, were pledged to secure a $2 million revolving credit facility agreement with the Federal Home Loan Bank.  This loan was subsequently repaid on January 2, 2002.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

        The Company has two short-term secured loans totaling $195 and $776 as of December 31, 2001 and 2000, respectively, requiring fixed monthly principal and interest payments of $35. Each loan bears interest at an annual rate based on a one-month commercial paper rate, plus a spread, which equaled 4.60% and 8.96% at December 31, 2001 and 2000, respectively. The loans are collateralized by certain furniture, equipment, and leasehold improvements of the Company. The loans are scheduled to be entirely repaid in January 2002 and November 2002, respectively.

Long-Term Secured Loan

         As of December 31, 2001, the Company had outstanding long-term debt of $5,694 associated with the Company's acquisition of MMA/Rushmore. This non-interest bearing note, which is collateralized by the capital stock of FBR National Bank, matures on January 2, 2011.

NOTE 10.   NET CAPITAL COMPUTATION:

        FBRC and FBRIS, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of  Securities Dealers, Inc.  Additionally, FBRIL, is registered with the Securities and Futures Authority ("SFA") of the United Kingdom.  As such, they are subject to to the minimum net capital requirements promulgated by the SEC and SFA.  As of December 31, 2001 and 2000, FBRC had net capital of $35.4 million and $30.6 million that was $32.9 million and $29.6 million in excess of its required net capital of $2.5 million and $1.0 million.  As of December 31, 2001, all of our broker/dealers had net capital of $36.5 million that was $32.9 million in excess of its required net capital of $3.6 million.

        FHC's are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of December 31, 2001, we had total and tier one capital ratios of  83.0 percent and 78.1 percent, respectively.

         FBR National Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failures to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR National Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR National Bank's assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices.   FBR National Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2001, FBR National Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized FBR National Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed FBR National Bank's category.

         FBR National Bank's actual capital amounts and ratios for 2001 are presented in the table:

	Actual		To be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Tier I Leverage Capital (to average adjusted total assets)	$6,001	16.24%	$1,848	5.00%
Tier I Risk Based Capital (to risk weighted assets)	$6,001	38.01%	$ 947	6.00%
Total Risk Based Capital (to risk weighted assets)	$6,087	38.56%	$1,579	10.00%

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 11.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CREDIT RISK:

 Financial Instruments

         The Company's broker-dealer entities trade securities that are primarily traded in United States markets. The Company's asset management entities trade and invest in public and non-public securities. As of December 31, 2001 and 2000, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

        In addition, the Company has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). When the Company sells a security short and borrows  the security to make a delivery, a  gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

        Market risk is primarily caused by movements in market prices of the Company's trading and investment account securities and changes in value of the underlying securities of the venture capital funds and other proprietary investment partnerships in which the Company invests. The Company's trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to control market risk through monitoring procedures. The Company's principal transactions are primarily long and short  equity and debt transactions.

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

        The Company's investment in FBR-Asset is subject to leverage and interest rate risk. FBR-Asset's debt-to-equity ratio can increase or decrease at any time based on the amount FBR-Asset may borrow. As a result, as FBR-Asset increases its debt, the possibility that it may be unable to meet debt obligations as they come due increases. Financing assets through repurchase agreements exposes FBR-Asset to the risk that margin calls will be made that FBR-Asset may not be able to meet.

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

        The Company's equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

         The Company's bank loan portfolio is evaluated based on the risk characteristics that considers such factors as past loan loss experience, financial condition of the borrower, current economic conditions, net realizable value of the collateral and other relevant factors.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

General Partnership and Managing Member Interests

         As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company's subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company's investment in the relevant vehicles.

NOTE 12.   COMMITMENTS AND CONTINGENCIES:

 Leases

         The Company leases premises under long-term lease agreements requiring minimum annual rental payments with annual adjustments based upon increases in the consumer price index, plus the pass-through of certain operating and other costs above a base amount.

        Future minimum aggregate annual rentals payable under these non-cancelable leases for the years ending December 31, 2002 through 2006, are as follows (in thousands):

Year Ending December 31,
2002	$ 3,259
2003	2,890
2004	1,560
2005	243
2006	97
$ 8,049

        Equipment and office rent expense for 2001, 2000 and 1999 was $4,970, $3,914 and $3,405, respectively.

Litigation

         As of December 31, 2001, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, "litigation") relating to its various businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

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

Other

         As of December 31, 2001, the Company had $18.0 million of unfunded capital commitments to various investment partnerships that may be called over the next ten years.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13.   EXECUTIVE OFFICER COMPENSATION:

         During 2001, certain of the Company's executive officers were eligible for bonuses under the Key Employee Incentive Plan (the "Key Employee Plan"). During 2001, in accordance with a performance formula that included revenue, net income, return on equity and share price measures, the Company accrued $877 of executive officer compensation, in accordance with the Key Employee Plan. Compensation related to the Key Employee Plan was paid subsequent to December 31, 2001.

        During 2000, certain of the Company's executive officers were eligible for bonuses under the Key Employee Plan. During 2000, in accordance with an income-based performance formula, the Company accrued $6.5 million of executive officer compensation, in accordance with the Key Employee Plan, representing 22.4% of the Company's pre-tax income (before executive officer compensation accruals). Compensation related to the Key Employee Plan was paid subsequent to December 31, 2000.

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

NOTE 14.   SHAREHOLDERS' EQUITY:

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Number of Shares	Exercise Price
Balance as of December 31, 1997	4,383,400	$20.00
Granted in 1998	2,160,280	$5.875 - $19.625
Forfeitures in 1998 upon departure of employees	(293,200)	$5.875 - $20.00
Balance as of December 31, 1998	6,250,480	$5.875 - $20.00
Granted in 1999	3,507,148	$5.1875 - $13.0625
Forfeitures in 1999 upon departure of employees	(468,025)	$5.875 - $20.00
Balance as of December 31, 1999	9,289,603	$5.1875 - $20.00
Granted in 2000	452,340	$6.125 - $16.875
Forfeitures in 2000 upon departure of employees	(1,446,162)	$5.8125 - $20.00
Exercised in 2000	(240,518)	$5.875 - $8.625
Balance as of December 31, 2000	8,055,263	$5.1875 - $20.00
Granted in 2001	4,567,721	$4.61 - $7.77
Forfeitures in 2001 upon departure of employees	(1,512,641)	$5.8125 - $20.00
Exercised in 2001	(3,128,998)	$5.8125 - $6.1875
Balance as of December 31, 2001	7,981,345	$4.61 - $20.00

          All options granted in 1997 and 70,780 of the options granted in 1998 become exercisable as follows: 10%, 40%, and 50% at the end of three, four and five years, respectively. The remainder of the grants in 1998, 2,089,500 options, and all grants in 1999, 2000 and 2001, become exercisable ratably over the first three years. As of December 31, 2001, 4,462,273 of the total options outstanding were exercisable. As of December 31, 2001 and 2000, respectively, the weighted average exercise price was $10.07 and $11.78 and the remaining contractual life of options outstanding was 6.3 years and 8.0 years, respectively.

        The Company applies APB Opinion No. 25 in accounting for option grants under the Plan and, accordingly, does not recognize any compensation cost associated with the grants in the financial statements as they are issued with a strike price at fair value. Had the Company determined compensation cost based on the fair value at the grant date for its options, under SFAS No. 123, the Company's pro forma net income (loss) before extraordinary gain for 2001 and 2000 would have been $(30,206) and $10,621, respectively. The Company's pro forma basic net income (loss) before extraordinary gain per share for 2001 and 2000 would have been $(0.57) and $0.22, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2001, 2000 and 1999, respectively: no dividend yield, expected volatility of 73%, 81% and 75%, risk-free interest rate of 4.9%, 6.2% and 6.1% and an expected life of five years for all grants. The weighted average fair value of options granted during 2001, 2000 and 1999 was $3.90, $5.69 and $4.23, respectively, per share.

Director Stock Compensation Plan

         Under the Director Stock Compensation Plan (the "Director Plan"), the Company may grant options or stock (in lieu of annual director fees) up to 200,000 shares of Class A Common Stock to all non-employee directors as a group. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2001, 2000 and 1999, respectively, the Company granted 9,000, 16,000 and 6,000 options under the Director Plan.

Employee Stock Purchase Plan

         Employees began participating in the 1997 Employee Stock Purchase Plan (the "Purchase Plan") on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock are reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 2001, 175,708 shares were issued under the Purchase Plan for $878. During 2000, 182,903 shares were issued under the Purchase Plan for $1,122.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Employee Stock Purchase and Loan Plan

         On June 26, 2001 and August 10, 2001, the Company repurchased 4,228,000 and 772,000 shares, respectively, of Class B common stock from an executive officer of the Company for $5.50 per share.  The shares were converted to Class A common stock and sold to other Company employees at the same price.  Upon settlement of the repurchase and sales transactions on July 5, 2001 and August 15, 2001, respectively, the Company received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. The notes are collateralized by all of the stock purchased under the plan.

         For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders' equity.  These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $22,706 financed (including accrued interest) by the Company and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders' equity.  As the employees repay the loans, shareholders' equity and shares outstanding will increase.  In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income.

Treasury Stock

         In July 1998, the Company's Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company's Class A Common Stock from time to time (the "Repurchase Plan"). In accordance with the Repurchase Plan, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. As of December 31, 2001 and 2000, the Company's treasury stock consists of stock purchased in the open market at cost. Treasury stock issuances relate to issuances of common stock pursuant to the Employee Stock Purchase Plan. Differences between the average cost of the treasury stock and the sales price of the shares issued are charged to additional paid-in capital. During 2001 and 2000, the Company's treasury stock transactions were as follows (dollars in thousands):

	Shares	Cost
Balance as of December 31, 1997	-	$ -
Open market purchases	1,036,092	8,062
Employee Stock Purchase Plan issuances	(126,055)	(981)
Balance as of December 31, 1998	910,037	7,081
Open market purchases	431,935	2,712
Employee Stock Purchase Plan issuances	(198,945)	(1,452)
Balance as of December 31, 1999	1,143,027	8,341
Employee Stock Purchase Plan issuances	(157,857)	(1,153)
Balance as of December 31, 2000	985,170	7,188
Employee Stock Purchase Plan issuances	(175,708)	(1,282)
Balance as of December 31, 2001	809,462	$ 5,906

NOTE 15.   SEGMENT INFORMATION:

         The Company considers its capital markets and asset management activities and online financial services to be three separate reportable segments. Parent company assets, liabilities, income and expenses, such as cash equivalents, income taxes, interest income and executive officer compensation are not allocated to the segments and, therefore, are included in the "Other" column in 1999. During 2000, the Company developed systems and methodologies to allocate overhead costs to its business units and, accordingly, has presented segment information consistent with internal management reporting. The accounting policies of these segments are the same as those described in Note 2. There are no significant revenue transactions between the segments. The following tables illustrate the financial information for its segments for the years indicated (in thousands):

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Capital Markets	Asset Management	Online Financial Services	Other (1)	Consolidated Totals
2001
Total revenues	$139,444	$ 20,938	$ 407	$ -	$ 160,789
Compensation and benefits	95,432	11,381	1,299	-	108,112
Total expenses	141,325	28,057	7,029	-	176,411
Pre-tax loss before extraordinary gain	(1,881)	(7,119)	(6,622)	-	(15,622)
Extraordinary gain	-	1,148	-	-	1,148
Pre-tax loss after extraordinary gain	(1,881)	(5,971)	(6,622)	-	(14,474)
Total assets	102,682	187,832	1,444	-	291,958
Total net assets	37,118	146,962	1,231	-	185,311

2000
Total revenues	$112,060	$ 68,011	$ 819	$ -	$ 180,890
Compensation and benefits	73,670	35,311	787	-	109,768
Total expenses	107,935	44,578	6,132	-	158,645
Pre-tax income (loss)	4,125	23,433	(5,313)	-	22,245
Total assets	73,453	167,178	11,588	-	252,219
Total net assets	61,057	142,148	11,351	-	214,556

1999
Total revenues	$ 93,060	$ 45,182	$ 411	$ 313	$ 138,966
Compensation and benefits	62,727	28,069	1,448	6,180	98,424
Total expenses	101,284	31,707	7,714	5,232	145,937
Pre-tax income (loss)	(8,224)	13,475	(7,303)	(4,919)	(6,971)
Total assets	74,842	130,631	10,595	10,288	226,356
Total net assets	60,400	108,922	9,585	10,062	188,969

(1) Includes inter-company eliminations.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 16.   QUARTERLY DATA (UNAUDITED):

         The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2001, 2000 and 1999 (dollars in thousands, except per share data). The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income (Loss) Before Extraordinary Items	Net Income (Loss) After Extraordinary Items	Basic Earnings (Loss) Per Share Before Extraordinary Items	Diluted Earnings (Loss) Per Share Before Extraordinary Items	Basic Earnings (Loss) Per Share After Extraordinary Items	Diluted Earnings (Loss) Per Share After Extraordinary Items
2001
First Quarter	$ 22,453	$ (6,139)	$ (6,139)	$ (6,139)	$ (0.12)	$ (0.12)	$ (0.12)	$ (0.12)
Second Quarter	55,152	5,110	5,110	5,110	0.10	0.10	0.10	0.10
Third Quarter	21,783	(22,390)	(22,390)	(22,390)	(0.49)	(0.49)	(0.49)	(0.49)
Fourth Quarter	61,401	7,797	9,557	10,705	0.22	0.22	0.24	0.24
Total Year	$160,789	$(15,622)	$ (13,862)	$ (12,714)	$ (0.29)	$ (0.29)	$ (0.27)	$ (0.27)

2000
First Quarter	$ 66,243	$ 8,556	$ 6,417	$ 6,417	$ 0.13	$ 0.12	$ 0.13	$ 0.12
Second Quarter	43,536	6,065	5,280	5,280	0.11	0.11	0.11	0.11
Third Quarter	44,702	6,193	4,954	4,954	0.10	0.10	0.10	0.10
Fourth Quarter.	26,409	1,431	1,431	1,431	0.03	0.03	0.03	0.03
Total Year	$180,890	$ 22,245	$ 18,082	$ 18,082	$ 0.37	$ 0.36	$ 0.37	$ 0.36

1999
First Quarter	$ 22,069	$ 45	$ 45	$ 45	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Second Quarter	40,379	5,849	5,849	5,849	0.12	0.12	0.12	0.12
Third Quarter	8,922	(23,061)	(23,061)	(23,061)	(0.47)	(0.47)	(0.47)	(0.47)
Fourth Quarter	67,596	10,196	10,196	10,196	0.21	0.21	0.21	0.21
Total Year	$138,966	$ (6,971)	$(6,971)	$ (6,971)	$(0.14)	$(0.14)	$(0.14)	$(0.14)

FBR Technology Venture Partners L.P.
(A Limited Partnership)
Index to Financial Statements

Report of Independent Public Accountants	G-2
Statements of assets and liabilities
As of December 31, 2001 and 2000	G-3
Schedule of investments
As of December 31, 2001	G-4
Statements of operations
For the years ended December 31, 2001 and 2000	G-5
Statements of changes in net assets
For the years ended December 31, 2001 and 2000	G-6
Statements of cash flows
For the years ended December 31, 2001 and 2000	G-7
Notes to financial statements
December 31, 2001 and 2000	G-8

Report of independent public accountants

To the Partners of
FBR Technology Venture Partners L.P.:

We have audited the accompanying statements of assets and liabilities of FBR Technology Venture Partners L.P. as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Technology Venture Partners L.P., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN

Vienna, Virginia
January 31, 2002

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
STATEMENTS OF ASSETS AND LIABILITIES
As of December 31, 2001 and 2000

	2001	2000
Assets:
Investments in securities, at fair value; cost basis of $12,174,458 and $27,206,756 as of 2001 and 2000, respectively	$ 4,486,042	$ 108,551,260
Cash and cash equivalents	1,394,489	901,083
Organization costs, net of $25,000 and $19,000 of accumulated amortization in 2001 and 2000, respectively	5,000	11,000

Total assets	5,885,531	109,463,343

Liabilities:
Line of credit	530,000	462,500
Accounts payable and accrued liabilities	23,296	19,774
Due to General Partner	467,326	-
Due to affiliates	-	28,607
Due to Limited Partners	1,770	-

Total liabilities	1,022,392	510,881

Net assets	$ 4,863,139	$ 108,952,462

The accompanying notes are an integral part of these statements.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
SCHEDULE OF INVESTMENTS
As of December 31, 2001

Shares		Value
	Common Stock, United States Enterprises Technology (12.7%)
2,993,000	Network Access Solutions, Inc. (12.0%)	$ 583,635
6,405	Telecommunication Systems (0.7%)	34,907

	Total common stock (cost, $2,886,499)	618,542
	Convertible Preferred Stock, United States Enterprises Technology (79.5%)
2,122,774	MarketSwitch Corporation (72.0%)	3,500,000
6,251,594	Intranets.com (7.5%)	367,500

	Total convertible preferred stock (cost, $9,287,959)	3,867,500

	Total investments (cost, $12,174,458)	$ 4,486,042

The accompanying notes are an integral part of these statements.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2001 and 2000

	2001	2000

Investment income:
Interest	$ 41,211	$ 138,802

Total income	41,211	138,802

General and administrative expenses:
Management fees	1,250,000	1,250,000
Professional fees	87,231	17,010
Interest expense	45,502	31,524
Administrative fees and other	7,210	7,257

Total expenses	1,389,943	1,305,791

Net investment loss	(1,348,732)	(1,166,989)
Net realized gains on investments	49,508,040	257,953,411
Unrealized depreciation of investments	(89,032,920)	(105,966,750)

Net (loss) income	$ (40,873,612)	$ 150,819,672

The accompanying notes are an integral part of these statements.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2001 and 2000

	Carried Interest Limited Partner	General Partner	Limited Partners	Total

Net assets, December 31, 1999	$ 34,325,785	$ 1,491,118	$ 187,615,137	$ 223,432,040
Capital contributions	-	13,430	1,686,570	1,700,000
Net income	-	1,191,475	149,628,197	150,819,672
Special allocation	30,186,694	(240,981)	(29,945,713)	-
Distributions	(42,948,492)	(1,766,435)	(222,284,323)	(266,999,250)

Net assets, December 31, 2000	21,563,987	688,607	86,699,868	108,952,462
Capital contributions	-	15,333	1,925,600	1,940,933
Net loss	-	(322,901)	(40,550,711)	(40,873,612)
Special allocation	(7,705,655)	61,514	7,644,141	-
Distributions	(12,895,847)	(411,771)	(51,849,026)	(65,156,644)

Net assets, December 31, 2001	$ 962,485	$ 30,782	$ 3,869,872	$ 4,863,139

The accompanying notes are an integral part of these statements.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net (loss) income	$ (40,873,612)	$ 150,819,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Amortization of organization costs	6,000	6,000
Purchases of investments	-	(1,575,000)
Proceeds from sale of investments	64,540,338	267,813,842
Change in unrealized depreciation of investments	89,032,920	105,966,750
Net realized gains on investments	(49,508,040)	(257,953,411)
Changes in assets and liabilities:
Due to General Partner	467,326	-
Due from/to Limited Partners	1,770	101,030
Accounts payable and accrued expenses	3,522	(803)
Due to affiliates	(28,607)	(203,682)

Net cash provided by operating activities	63,641,617	264,974,398
Cash flows from financing activities:
Capital contributions	1,940,933	1,700,000
Capital distributions	(65,156,644)	(266,999,250)
Net borrowings under line of credit agreement	67,500	462,500

Net cash used in financing activities	(63,148,211)	(264,836,750)
Net increase in cash and cash equivalents	493,406	137,648
Cash and cash equivalents, beginning of period	901,083	763,435

Cash and cash equivalents, end of period	$ 1,394,489	$ 901,083

Supplemental cash flow information:
Cash paid for interest expense	$ 39,915	$ 28,693

The accompanying notes are an integral part of these statements.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

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

Security valuation

Investments in securities are recorded at fair value. The Partnership's investments as of December 31, 2001 and 2000, consisted of equity investments in securities of development-stage and early-stage privately and publicly held technology companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer's equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary from the amounts that could be realized if the investment were sold. The following is the methodology employed by the General Partner in valuing its investments:

  Nonrestricted public securities that are traded on a national securities exchange (or reported on the NASDAQ national market) are valued at the last reported sales price on the day of valuation.

  Restricted public securities - Securities that have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

  Private securities - The investment will be carried at cost, subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation are: (1) a subsequent third-party round of financing at a per share price that is higher or lower than the Partnership's, (2) an imminent public offering, (3) an imminent sale of the issuer, or (4) if the issuer's performance and potential have significantly deteriorated as of the valuation date.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS - (Continued)
December 31, 2001 and 2000

Income recognition

For securities held, the difference between the cost basis and fair value of investments in securities is included as unrealized depreciation of investments in the accompanying statements of operations. Realized gains or losses represent the difference between the fair value and cost basis upon the sale of investments or distribution of securities to the Partners.

Income taxes

No provision for income taxes is made in the Partnership's financial statements since all taxable income and loss is allocated to the Partners.

Organization costs

Costs relating to the formation of the Partnership have been deferred and are being amortized over five years using the straight-line method.

Cash and cash equivalents

For purposes of the statements of cash flows, the Partnership considers cash in banks (including escrow accounts) and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Capital accounts, allocations, and expenses

In addition to the Limited Partners, the General Partner may, at its discretion, and without consent of any other Partners, admit employees of FBRVCM and its affiliates as "FBR Employee Limited Partners." The Capital Accounts of FBR Employee Limited Partners are treated the same as other Limited Partners, except in regard to items (b) and (c) below. At the end of each fiscal quarter, the Capital Account of each partner is adjusted for the allocation of Partner distributions as defined in the Partnership Agreement:

(a)	For each fiscal quarter, all gains and losses are allocated among the Partners in accordance with their respective percentage interests.
(b)

After allocations to the Limited Partners in amounts totaling their commitments have been received, the Carried Interest Limited Partner is entitled to receive allocations in an amount equal to 20 percent carried interest of the allocations received by the Limited Partners.

(c)

In succeeding periods, the Carried Interest Limited Partner receives 20 percent of the allocations of the Partnership, and the remaining 80 percent is allocated to the Limited Partners on a pro rata basis.

Distributions and withdrawals

The Partnership, at the sole discretion of the General Partner, may make distributions of cash or securities to all Partners in proportion to their respective Capital Accounts. The Partnership has no obligation to make any distributions. The Partnership made distributions of $65,156,644 and $266,999,250 in 2001 and 2000, respectively, which consisted of $3,554,813 and $49,040,377 in cash and $61,601,831 and $217,958,873, in securities respectively, at their fair value as of the date of distribution. The Limited Partners have no rights to demand the return of their Capital Contributions unless they have contributed in excess of their pro rata share of capital.

FBR TECHNOLOGY VENTURE PARTNERS L.P.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS - (Continued)
December 31, 2001 and 2000

4.    Partner capital commitments:

The Limited Partners initially contributed 2 percent of their respective committed amounts in cash at the date operations of the Partnership commenced. The Limited Partners have agreed, upon 15 business days' written notice from the General Partner, to contribute additional cash to the Partnership (a Capital Call) up to that Partner's Capital Commitment, provided that such Capital Calls shall apply to all Limited Partners, pro rata, in proportion to their respective Partnership interests. As of December 31, 2001 and 2000, the Partners have made cumulative contributions totaling $42,950,215 and $41,009,282, respectively, of total Partnership commitments of $50,000,000.

5.       Borrowings:

In October 2001, the Partnership renewed a $2,000,000 line of credit with an expiration date of October 5, 2002, to better serve the Partnership's borrowing needs. The Capital Commitments of the Limited Partners serve as collateral for the line of credit. The interest rate is based on the higher of the Prime Rate plus 0.5 percent per annum or the Bank's Cost of Funds plus 1.5 percent per annum. As of December 31, 2001, the Prime Rate plus 0.5 percent per annum was higher at 5.25 percent. As of December 31, 2001, the Partnership had $530,000 in outstanding borrowings under this line of credit.

6.    Financial instruments with off-balance-sheet risk and concentrations of credit risk:

The Partnership has invested primarily in the United States and has not entered into any transactions involving financial instruments, such as financial futures, forward contracts, swaps, and derivatives, which would expose the Partnership to related off-balance-sheet risk.

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

Positions taken, commitments, and unrealized appreciation on investments made by the Partnership may involve substantial amounts relative to its net assets and significant exposure to individual issuers and businesses.

7.    Financial highlights:

Limited Partner

Total return	(88.8)%

Ratio to average net assets:
Net investment income	(4.9)%

Expenses	5.1%

Total return is calculated as the change in a theoretical Limited Partner's Capital Account, subject to the Management Fee and incentive allocation, who was invested from January 1, 2001 to December 31, 2001. An individual Partner's return may vary from this return based on different Management Fee and incentive arrangements (as applicable) and the timing of capital transactions. The above ratios to average net assets are computed based upon the weighted average net assets of the Limited Partners for the year 2001 and are calculated before the incentive allocation.

FINANCIAL STATEMENTS

Index to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FBR Asset Investment Corporation:

        We have audited the accompanying statements of financial condition of FBR Asset Investment Corporation (the "Company") as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 31, 2002

FBR ASSET INVESTMENT CORPORATION

STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2001 and December 31, 2000

	As of December 31, 2001	As of December 31, 2000
ASSETS Mortgage-backed securities, pledged as collateral, at fair value	$ 1,188,730,763	$ 144,867,416
Mortgage-backed securities, at fair value	49,634,748	9,980,789
Investments in equity securities, at fair value	61,692,660	28,110,190
Cash and cash equivalents	6,630,379	36,810,566
Note receivable	8,000,000	4,000,000
Dividends, interest and fees receivable	10,241,837	1,813,478
Prepaid expenses and other assets	194,831	221,628
Total assets	$ 1,325,125,218	$ 225,804,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Repurchase agreements	$ 1,105,145,000	$ 133,896,000
Interest rate swap	1,159,167	-
Interest payable	2,177,892	844,841
Dividends payable	10,645,659	3,731,911
Management fees payable	1,117,458	78,727
Accounts payable and accrued expenses	505,549	237,218
Income taxes payable	473,403	-
Other	35,544	174,786
Total liabilities	1,121,259,672	138,963,483
Shareholders' Equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 200,000,000 shares authorized, 8,502,527 and 3,884,427 shares issued and outstanding as of December 31, 2001 and December 31, 2000, respectively	85,025	38,844
Additional paid-in capital	206,916,930	107,529,063
Accumulated other comprehensive income (loss)	15,154,257	(748,691)
Retained deficit	(18,290,666)	(19,978,632)
Total shareholders' equity	203,865,546	86,840,584
Total liabilities and shareholders' equity	$ 1,325,125,218	$ 225,804,067

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	Year Ended December 31,
	2001	2000	1999
Revenue:
Interest	$ 32,390,594	$ 18,758,866	$ 15,823,914
Dividends	3,820,985	5,082,191	7,649,935
Fee income	2,875,780	-	-
Total income	39,087,359	23,841,057	23,473,849
Expenses:
Interest	14,612,625	10,935,130	7,920,648
Management fee	3,494,357	1,078,713	1,329,063
Professional fees and other	772,152	596,374	1,432,589
Total expenses	18,879,134	12,610,217	10,682,300
Realized gain (loss) on sale of mortgage-backed securities, net	1,106,598	67,358	(358,692)
Realized gain on sale of equity securities, net	2,768,534	2,692,304	3,597,190
Recognized loss on available-for-sale equity securities	(544,880)	(5,626,022)	(10,887,458)
Net income before taxes	23,538,477	8,364,480	5,142,589
Income tax expense	(473,403)	-	-
Net income	$ 23,065,074	$ 8,364,480	$ 5,142,589

Basic earnings per share	$ 4.27	$ 1.84	$ 0.68

Basic weighted-average common and equivalent shares	5,402,150	4,543,532	7,523,715

Diluted earnings per share	$ 4.17	$ 1.84	$ 0.68

Diluted weighted-average common and equivalent shares	5,525,270	4,543,532	7,523,715

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, December 31, 1998	$ 85,435	$ 170,045,253	$ (9,425,579)	$ (9,800,530)	$ 150,904,579
Repurchase of common stock	(27,372)	(37,114,774)	-	-	(37,142,146)
Net income	-	-	5,142,589	-	5,142,589	$ 5,142,589
Other comprehensive income Change in unrealized loss on available-for-sale securities	-	-	-	(3,181,829)	(3,181,829)	(3,181,829)
Dividends	-	-	(11,180,472)	-	(11,180,472)	-
Balance, December 31, 1999	58,063	132,930,479	(15,463,462)	(12,982,359)	104,542,721	$ 1,960,760
Repurchase of common stock	(19,219)	(25,401,416)	-	-	(25,420,635)
Net income	-	-	8,364,480	-	8,364,480	$ 8,364,480
Other comprehensive income Change in unrealized loss on available-for-sale securities	-	-	-	12,233,668	12,233,668	12,233,668
Dividends	-	-	(12,879,650)	-	(12,879,650)	-
Balance, December 31, 2000	38,844	107,529,063	(19,978,632)	(748,691)	86,840,584	$ 20,598,148
Issuance of common stock	50,300	107,575,383	-		107,625,683
Repurchase of common stock	(4,119)	(8,330,016)			(8,334,135)
Options granted	-	142,500	-		142,500
Net income	-	-	23,065,074	-	23,065,074	$ 23,065,074
Other comprehensive income Change in unrealized gain (loss) on available-for-sale securities	-	-	-	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cashflow hedge	-	-	-	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	-	-	(21,377,108)	-	(21,377,108)	-
Balance, December 31, 2001	$ 85,025	$ 206,916,930	$ (18,290,666)	$ 15,154,257	$ 203,865,546	$ 38,968,022

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

	For the Year Ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 23,065,074	$ 8,364,480	$ 5,142,589
Adjustments to reconcile net income to net cash provided by operating activities
Realized and recognized (gain) loss on mortgage-backed and equity securities, net	(3,330,252)	2,866,360	7,648,960
Amortization		4,717	456,342
Premium amortization on mortgage-backed securities	4,779,118	296,626	682,695
Compensation expense related to stock option grants	142,500	-	-
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(8,428,358)	1,227,197	(200,150)
Due from custodian	-	806,093	(806,093)
Prepaid expenses	26,797	31,888	(248,799)
Management fees payable	1,038,731	(158,440)	(1,038,347)
Accounts payable and accrued expenses	268,329	107,539	(95,256)
Interest payable	1,333,051	357,619	177,126
Due to custodian	-	-	(2,041,230)
Income taxes payable	473,403	-	-
Other	(139,241)	(3,519)	5,479
Net cash provided by operating activities	19,229,152	13,900,560	9,683,316
Cash flows from investing activities:
Purchase of mortgage-backed securities	(1,340,540,932)	(40,917,985)	(282,288,201)
Investments in equity securities	(30,269,000)	(1,801,410)	(11,454,320)
Investments in notes receivable	(12,000,000)	(4,000,000)	(59,113,179)
Repayment of notes receivable	8,000,000	27,000,000	51,196,100
Proceeds from sale of mortgage-backed securities	96,938,432	101,529,084	160,809,435
Proceeds from sale of equity securities	14,201,575	29,239,857	27,894,010
Receipt of principal payments on mortgage-backed securities	158,183,398	23,720,735	30,376,288
Net cash (used in) provided by investing activities	(1,105,486,527)	134,770,281	(82,579,867)
Cash flows from financing activities:
Repurchase of common stock	(8,334,135)	(25,420,635)	(37,142,146)
Proceeds from issuance of common stock	107,625,683	-	-
Proceeds from (repayments of) repurchase agreements, net	971,249,000	(87,818,000)	93,164,000
Dividends paid	(14,463,360)	(12,039,107)	(10,852,162)
Net cash provided by (used in) financing activities	1,056,077,188	(125,277,742)	45,169,692
Net (decrease) increase in cash and cash equivalents	(30,180,187)	23,393,099	(27,726,859)
Cash and cash equivalents, beginning of the period	36,810,566	13,417,467	41,144,326
Cash and cash equivalents, end of the period	$ 6,630,379	$ 36,810,566	$ 13,417,467

Supplemental disclosure:
Cash payments for interest	$ 13,279,574	$ 10,577,511	$ 7,743,522

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

        FBR Asset is organized as a real estate investment trust ("REIT") whose primary purpose is to purchase mortgage-backed securities and make investments in debt and equity securities of companies engaged in real estate-related and other businesses. FBR Asset invests in mortgage loans and mortgage-backed securities, that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association ("Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal National Mortgage Association ("Fannie Mae"), or by private issuers that are secured by real estate (together the "Mortgage Assets"). FBR Asset also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, FBR Asset leverages its mortgage-backed security portfolio primarily with collateralized borrowings. FBR Asset uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

        FBR Asset is managed by Friedman, Billings, Ramsey Investment Management, Inc. ("FBR Management"), a subsidiary of Friedman, Billings, Ramsey Group, Inc. ("FBR Group").

Note 2 Summary of Significant Accounting Policies

Investments in Mortgage-Backed Securities

        Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as "due to or due from custodian" in FBR Asset's Statement of Financial Condition.

        FBR Asset accounts for its investments in mortgage-backed securities as available-for-sale securities. FBR Asset does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on mortgage-backed securities transactions are determined on the specific identification method.

        Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

        The fair value of FBR Asset's mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts FBR Asset could realize in a current market transaction.

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

Investments in Equity Securities

        Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing "bid" and "ask" price on the day of valuation. Investments which are not listed on a national securities exchange (or reported on the Nasdaq National Market) are carried at cost. FBR Management may use methods of valuing securities other than those described above if it believes the alternative method is preferable in determining the fair value of such securities.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

        Consistent with the intention to have FBR Asset operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments that have a readily determinable fair value as available-for-sale.

        Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the ex-dividend date.

        Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a "recognized loss on available-for-sale securities."

Note Receivable

        Notes Receivable are carried at cost as the Company has the intent to hold such note receivables for the foreseeable future. Interest income is recognized using the effective interest method which recognizes any fees or costs related to the Note over its life. If it becomes probable the Company will not collect the scheduled payments on the Notes Receivable then the Note Receivable is considered impaired and written down to fair value if applicable.

Cash and Cash Equivalents

        All investments with original maturities of less than three months are cash equivalents. As of December 31, 2001, cash and cash equivalents consisted of $1.4 million of cash deposited in two commercial banks and $5.2 million in three separate domestic money market funds. As of December 31, 2000, cash and cash equivalents consisted of $2.1 million of cash deposited in two commercial banks and $34.7 million in two separate domestic money market funds. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

        Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company's mortgage-backed securities ("MBS") and equity securities accounted for as available for sale with changes in fair value recorded through shareholders equity and changes in unrealized gains and losses related to the company's use of cash flow hedges. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the changes to unrealized gains and losses that relate to the MBS and equity securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net income (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments and cash flow hedges that were not disposed of or impaired during the period.

	2001	2000	1999
Reclassification adjustment for (gains) losses from dispositions included in net income	$ (1,055,298)	$ (2,220,998)	$ (1,313)
Reclassification adjustment for impairment loss recognized on equity securities included in net income	529,168	4,516,638	10,589,124
Unrealized holding (losses) gains arising during the period	16,429,078	9,938,028	(13,769,640)
Net adjustment to unrealized gains (losses) on Investments	$ 15,902,948	$ 12,233,668	$ (3,181,829)

Credit Risk

        FBR Asset is exposed to the risk of credit losses on its portfolio of mortgage-backed securities and notes receivable, such as the note from Prime Group Realty referred to in Note 5. In addition, many of FBR Asset's investments in equity securities are in companies that are also exposed to the risk of credit losses in their businesses.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

        FBR Asset seeks to limit its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing securities issued and guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies and the payment of principal and interest on the Ginnie Mae mortgage-backed securities is backed by the full-faith-and-credit of the U.S. Government. At December 31, 2001 and 2000, all of FBR Asset's mortgage-backed securities have an implied "AAA" rating. FBR Asset's notes receivable are not issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

Leverage Risk

        At December 31, 2001, our outstanding indebtedness for borrowed money under repurchase agreements was 8.30 times the amount of our equity in the mortgage-backed securities, based on book values. FBR Management has the authority to increase or decrease our overall debt-to-equity ratio on our total portfolio at any time. At December 31, 2001, our total debt-to-equity ratio was 5.42 to 1. If we borrow more funds, the possibility that we would be unable to meet our debt obligations as they come due would increase. Financing assets through repurchase agreements exposes us to the risk that margin calls will be made and that we will not be able to meet those margin calls, which could result in the Company selling the mortgage-backed securities at a loss to cover the margin calls.

Concentration Risk

        Equity and debt investments, such as Annaly Mortgage Management, Anworth Mortgage Asset Corporation, Capital Automotive REIT and Prime Group Realty may create exposure to issuers that are generally concentrated in the REIT industry and may even pursue similar investment strategies as the Company. These entities may hold non-investment grade securities and securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments could expose the Company to a higher degree of risk than is associated with more diversified investment grade or readily marketable securities, and may also enhance the under-performance risk of the Company's mortgage-backed securities strategy over time.

Net Income Per Share

        FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were dilutive for the periods presented.

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

Income Taxes

        FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset's results or financial condition. Furthermore, because FBR Asset's investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset's qualification as a REIT. During 2001, FBR asset acquired a registered broker-dealer from FBR Group called Pegasus Capital Corporation and also established two other taxable REIT subsidiaries. Pegasus participates in a fee-sharing arrangement with FBR (see Note 8 "Fee Income"). The payments Pegasus and the other taxable REIT subsidiaries receive will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. At December 31, 2001, FBR Asset had recorded $473,403 in income taxes payable from income received by Pegasus and a related taxable REIT subsidiary.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 3 Mortgage-Backed Securities

        The following tables summarize FBR Asset's mortgage-backed securities as of December 31, 2001 and 2000:

December 31, 2001	Freddie Mac	Fannie Mae	Total Mortgage Assets
Mortgage-backed securities, available-for-sale, face	$ 482,782,231	$ 728,768,617	$ 1,211,550,848
Unamortized net premium	10,631,657	14,753,461	25,385,118
Amortized cost	493,413,888	743,522,078	1,236,935,966
Gross unrealized gains	1,412,595	2,680,256	4,092,851
Gross unrealized losses	(1,174,291)	(1,489,015)	(2,663,306)
Fair value	$ 493,652,192	$ 744,713,319	$ 1,238,365,511

December 31, 2000	Freddie Mac	Fannie Mae	Ginnie Mae	Total Mortgage Assets
Mortgage-backed securities, available-for-sale, face	$ 85,927,247	$ 58,134,867	$ 9,660,054	$ 153,722,168
Unamortized net premium	413,946	669,906	573,054	1,656,906
Amortized cost	86,341,193	58,804,773	10,233,108	155,379,074
Gross unrealized gains	138,622	424,165	-	562,787
Gross unrealized losses	(380,578)	(411,713)	(301,365)	(1,093,656)
Fair value	$ 86,099,237	$ 58,817,225	$ 9,931,743	$ 154,848,205

        During 2001, FBR Asset received proceeds of $98.2 million from the sale of mortgage-backed securities. The Company recorded $1.1 million in net realized gains related to these sales. For the year ended December 31, 2001 the weighted average coupon rate on mortgage-backed securities was 6.38% and the weighted average effective yield was 5.81%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.37 years at December 31, 2001.

        During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.4 million in realized losses related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00% and the weighted average effective yield was 6.68%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.20 years at December 31, 2000.

Note 4 Equity Investments

        At December 31, 2001, FBR Asset's equity investments had an aggregate cost basis of $46.8 million, a fair value of $61.7 million, and unrealized gains of $14.9 million.

        At December 31, 2000, FBR Asset's equity investments had an aggregate cost basis of $28.3 million, fair value of $28.1 million, unrealized gains of $0.5 million and unrealized losses of $0.7 million.

Equity Investments	Cost Basis of Investment at Dec. 31, 2001	Market Value at Dec. 31, 2001	Cost Basis of Investment at Dec. 31, 2000	Market Value at Dec. 31, 2000
Saxon Capital Acquisition Corp.(1)	$ 9,300,000	$ 9,300,000	$ -	$ -
Capital Automotive REIT	12,835,604	18,301,087	23,298,100	23,068,463
Annaly Mortgage Management, Inc	7,144,000	12,800,000	-	-
MCG Capital Corporation	9,934,375	11,125,000	-	-
Prime Retail, Inc., pfd	-	-	1,038,800	543,939
Resource Asset Investment Trust	3,704,181	5,616,573	3,704,181	4,245,164
Ecompass Service Corporation	-	-	286,931	252,624
Anworth Mortgage Asset Corporation	3,890,625	4,550,000	-	-
Total	$ 46,808,785	$ 61,692,660	$ 28,328,012	$ 28,110,190

__________

(1) Saxon Capital became a public corporation in January 2002. As of December 31, 2001 the investment is carried at cost

        During 2001, FBR Asset received proceeds of $14.2 million from the sale of equity securities. The Company recorded $2.8 million in net realized gains related to these sales. During 2000, FBR Asset received proceeds of $29.2 million from the sale of equity securities. The Company recorded $2.7 million in net realized gains related to these sales.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

Warrants

        FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2001, the market price of Kennedy-Wilson common stock was $4.24 per share.

Note 5 Notes Receivable

        As of December 31, 2001, the Company had one secured note receivable outstanding. On March 30, 2001, the Company loaned $12 million to Prime Aurora L.L.C., a wholly-owned subsidiary of Prime Group Realty, L.P. The Prime Aurora loan originally bore interest at a rate of 12% per annum and was due on January 15, 2002. At December 31, 2001, the outstanding principal amount of the Prime Aurora loan was $8 million, and the note bore interest at a rate of 16% per annum.

        As of December 31, 2000, we had one secured note receivable outstanding from Prime Capital Funding I, LLC in the principal amount of $4 million. The note bore interest at a rate of 18% per annum. The note was restructured in late 2000 and paid off in full in February 2001.

Note 6 Repurchase Agreements

        FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by certain of FBR Asset's mortgage-backed securities classified as pledged as collateral on the balance sheet and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

        At December 31, 2001, FBR Asset had $1.1 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.87% as of the end of the period and a remaining weighted-average term to maturity of 15 days. At December 31, 2001, mortgage-backed securities pledged had an estimated fair value of approximately $1.19 billion. At December 31, 2001, FBR Asset had a current overall loan to value (repurchase agreements divided by pledged mortgage-backed securities) of 93%. At December 31, 2001, the repurchase agreements had remaining maturities of between 1 and 36 days. For the year ended December 31, 2001 the weighted average borrowing rate was 3.16% and the weighted average repurchase agreement balance was $463.0 million.

        At December 31, 2000, FBR Asset had $133.9 million outstanding under repurchase agreements with a weighted average borrowing rate of 6.57% as of the end of the period and a remaining weighted-average term to maturity of 16 days. At December 31, 2000, mortgage-backed securities pledged had an estimated fair value of $144.9 million. At December 31, 2000, FBR Asset had a current overall loan to value of 92%. At December 31, 2000, the repurchase agreements had remaining maturities of between 2 and 33 days. For the year ended December 31, 2000 the weighted average borrowing rate was 6.33% and the weighted average repurchase agreement balance was $172.3 million. Financing assets through repurchase agreements exposes us to the risk that margin calls will be made (when the loan to value increases above the lenders limit) and that we will not be able to meet those margin calls. To meet margin calls the Company may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses.

Note 7 Interest Rate Swaps

        FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset's repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset's borrowing cost and are not held for speculative or trading purposes.

        At December 31, 2001, FBR Asset was party to an interest rate swap agreement that matures on July 27, 2004, and has a notional amount of $50 million and a fair value of ($1.2 million). Under this agreement the Company will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR, which was 2.28% at December 31, 2001. At December 31, 2000, FBR Asset was party to an interest rate swap agreement that matured on June 1, 2001, and had a notional amount of $50 million and a fair value of $134,949. Under this agreement the Company paid a fixed interest rate of 5.96% on the notional amount and received a variable rate calculated based on the three-month LIBOR, which was 6.69% at December 31, 2000.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

        During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities" ("FAS 133"). In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. FAS 133, as amended, establishes accounting and reporting standards for derivative investments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. FAS 133 was effective for the Company beginning January 1, 2001.

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

        As previously discussed, the Company uses interest rate swaps to hedge the variability in interest payments associated with the variable rate repurchase agreements. Prior to SFAS 133, the Company did not record the value of these swaps on the balance sheet. The Company has determined that the interest rate swaps held during 2001 were effective hedges under FAS 133 and as a result the interest rate swaps are carried at fair value as a cash flow hedge. The Company adopted FAS 133 on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain of $137,949 through other comprehensive income to recognize at fair value the interest rate swap designated as a cash flow hedge.

Note 8 Fee Income

        The Company and its registered broker-dealer subsidiary, Pegasus Capital Corporation ("Pegasus") entered into an agreement in August 2001 with Friedman, Billings, Ramsey & Co., Inc. ("FBR") regarding the Company's extension of credit to or investment in entities that are or may be FBR's investment banking clients. In circumstances where FBR determines that a commitment by the Company to make a loan to or investment in an entity (each an "investment opportunity") would facilitate a possible investment banking transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company's President and Chief Operating Officer and Eric F. Billings, the Company's Chairman and Chief Executive Officer reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR, and Mr. Hendrix is also a managing director of FBR and FBR Management. The approval of the Contracts Committee of the Company's Board of Directors (comprised of the Company's three independent directors), which requires the affirmative vote of at least two of the Company's independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment baking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement. The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company's shareholders. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR from three investment banking transactions and one unfunded commitment. Fees are recognized when the related investment banking transaction is completed.

Note 9 Shareholders' Equity

        On August 2, 2001, the Company completed a follow-on offering of 4,500,000 shares of common stock at a price of $23.00 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. and the co-manager was Stifel, Nicolaus & Company. The proceeds after expenses to the company were $97.1 million.

        The Company has declared the following dividends.

Year	Per Share
2001	$ 3.30
2000	$ 2.95
1999	$ 1.61

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

The Company has repurchased the following shares of common stock.

Year	Shares	Cost	Average price per share
2001	411,900	$ 8,334,135	$ 20.23
2000	1,921,909	$ 25,420,635	$ 13.23
1999	2,737,191	$ 37,142,146	$ 13.57

        Under the Company's stock option plan, the Company may grant, in the aggregate, up to 155,000 tax qualified incentive stock options and non-qualified stock options to its employees, directors or service providers. Options granted are generally exercisable immediately and have a term of eight to ten years. As of December 31, 2001, 15,000 options were outstanding under the stock option plan, and 10,000 options were available for future grant.

        On December 20, 2001, FBR Management exercised options with respect to 400,000 shares of the Company's common stock at the $20 per share exercise price, which left FBR Management with unexercised options to purchase 415,805 shares of the Company's common stock at December 31, 2001.

        As of December 31, 2001, 481,900 options to purchase common stock were outstanding. These options have terms of eight to ten years and have an exercise price of $20 per share. As a result, 123,120 shares were included to calculate diluted earnings per share for the year ended December 31, 2001. None of the stock options were dilutive for the years ended December 31, 2000 or 1999. Details of stock options granted, forfeited, and exercised are as follows:

	Number of Shares	Exercise Price
Balance as of December 31, 1998	1,021,900	$20.00
Granted in 1999	-	-
Forfeitures in 1999 upon departure of employees	-	-
Balance as of December 31, 1999	1,021,900	$20.00
Granted in 2000	-	-
Forfeitures in 2000 upon departure of employees	-	-
Balance as of December 31, 2000	1,021,900	$20.00
Granted in 2001	15,000	$15.00
Forfeitures in 2001 upon departure of employees	(25,000)	$20.00
Exercised in 2001	(530,000)	$ 15.00 - $20.00
Balance as of December 31, 2001	481,900	$20.00

        On December 24, 2001 the Company's Board of Directors approved awards of a total of 14,000 shares of the Company's common stock under its stock incentive plan to employees of FBR Management who provide services to the Company. These awards are subject to approval by the Company's shareholders and an increase in the number of shares available for issuance under the stock incentive plan. Compensation expense will be recognized once the shares are approved, based on the fair value on the date of shareholders approval. The compensation expense will be recognized over the vesting schedule of 25% on the first anniversary of the date of grant, 25% on the second anniversary and 50% on the third anniversary.

        The Company accounts for its stock-based compensation in accordance with SFAS No. 123, "Accounting For Stock Based Compensation." Pursuant to SFAS No. 123, the Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB No. 25), for stock options issued to employees. Under APB No. 25, compensation expense is recorded to the extent the fair market value of the Company's stock exceeds the strike price of the option on the date of grant. In addition and in accordance with the disclosure requirements of SFAS No. 123, the Company does provide pro forma net income disclosures for options granted to employees as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The impact of the issued and outstanding employee options under the fair value method was not material to the Company's net income or basic and diluted net income per share as reported in the statement of income for the years ended December 31, 2001, 2000, and 1999.

Note 10 Management and Performance Fees

        The Company has a management agreement with FBR Management, expiring on December 17, 2002. FBR Management performs portfolio management services on behalf of the Company. These services include, but are not limited to, consulting with the Company on purchase and sale opportunities, collection of information and submission of reports pertaining to the Company's assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company's portfolio of assets.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS - (Continued)

        FBR Management is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and, (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the remainder of the average book value of the mortgage assets of the Company during each calendar quarter.

        FBR Management is also entitled to receive incentive compensation based on the performance of the Company. On December 31, 1998, and each calendar quarter thereafter, FBR Management is entitled to an incentive fee calculated by reference to the preceding 12-month period. FBR Management is entitled to an incentive fee calculated as: funds from operations (as defined), plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average per share price of all equity offerings of the Company, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $1.7 million in incentive fees during 2001. No incentive fees were earned during 2000 or 1999.

        FBR Management has engaged Fixed Income Advisory Company, Inc. ("FIDAC") to manage the Company's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC.

        The following table summarizes the Company's management and incentive fee expense:

Year	Management Fees	Incentive Fees	Totals
1999	$ 1,329,063	$ -	$ 1,329,063
2000	$ 1,078,713	$ -	$ 1,078,713
2001	$ 1,842,296	$ 1,652,061	$ 3,494,357

        In December 1997, FBR Management received options to purchase 1,021,900 shares of our common stock at $20 per share. The estimated value of these options at the time of grant was $909,492 based on a discounted Black-Scholes valuation, and was amortized over the initial term of the Management Agreement. the Company has fully amortized the value of these options. FBR Management previously transferred 51,095 of its options to its former sub-manager. FBR Management agreed to the rescission of options to purchase 155,000 shares in connection with the establishment of the Company's stock incentive plan.

Note 11 Related Parties

        As of December 31, 2001, Friedman, Billings, Ramsey Group, Inc. and it's affiliated entities ("FBR Group") owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company. As of December 31, 2000, these same entities owned 1,344,086 or 34.60% of the outstanding common stock of the Company. FBR Group is the parent company of FBR Management and FBR.