Form 10-Q
period 2002-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2002-05-15
CIK 1048750

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Title	Outstanding

Class A Common Stock	19,273,946 shares as of April 30, 2002
Class B Common Stock	26,515,099 shares as of April 30, 2002

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

INDEX
		Page Number (s)
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements - (unaudited)
	Consolidated Balance Sheets-
	March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations-
	Three Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows-
	Three Months Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-16

Item 3.	Changes in Information about Market Risk	17

Part II.	OTHER INFORMATION

Item 6.	Reports on Form 8-K	17

SIGNATURES		17

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	(Unaudited)
	March 31,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$ 56,869	$ 46,246
Receivables:
Investment banking	2,512	3,464
Asset management fees	5,915	3,604
Affiliates	2,457	2,209
Other	4,831	4,352
Due from clearing broker	22,927	44,621
Marketable and trading securities, at market value	11,131	15,706
Bank investment securities	7,116	8,142
Long-term investments	127,466	119,982
Bank loans, net of allowances	13,296	12,459
MMA acquired management contracts	18,400	18,729
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of
$17,909 and $17,138, respectively	8,674	9,203
Prepaid expenses and other assets	2,886	3,241

Total assets	$ 284,480	$ 291,958

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Trading account securities sold but not yet purchased, at market value:	$ 1,742	$ 13,377
Accounts payable and accrued expenses	15,112	19,179
Accrued compensation and benefits	19,801	27,775
Bank deposits	29,284	19,457
Short-term loans payable	18,128	21,165
Long-term secured loan	5,824	5,694
Total liabilities	89,891	106,647

Commitments and contingencies (Note 8)	-	-

Shareholders' equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized,
none issued and outstanding	-	-
Class A Common Stock, $0.01 par value, 150,000,000 shares
authorized, 23,639,897 and 23,468,403 shares issued, respectively	236	235
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized,
26,921,029 and 26,946,029 shares issued and outstanding, respectively	269	269
Additional paid-in capital	211,828	210,703
Employee stock loan receivable (4,000,000 shares)	(23,059)	(22,706)
Treasury stock, at cost, 809,462 shares	(5,906)	(5,906)
Accumulated other comprehensive income	1,429	3,226
Retained earnings (accumulated deficit)	9,792	(510)
Total shareholders' equity	194,589	185,311

Total liabilities and shareholders' equity	$ 284,480	$ 291,958

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
 (Unaudited)

	Three Months
	Ended March 31,
	2002	2001
Revenues:
Investment banking:
Underwriting	$ 12,310	$ 7,654
Corporate finance	11,474	2,244
Investment gains	191	-
Institutional brokerage:
Principal transactions	7,058	5,972
Agency commissions	8,745	6,565
Asset management:
Base management fees	5,996	2,907
Incentive allocations and fees	1,783	368
Net investment income	6,022	1,605
Technology sector net investment and incentive loss	(1,099)	(7,102)
Interest, dividends and other	1,890	2,240
Total revenues	54,370	22,453

Expenses:
Compensation and benefits	31,319	16,251
Business development and professional services	6,412	5,326
Clearing and brokerage fees	626	1,732
Occupancy and equipment	2,209	2,500
Communications	2,079	1,167
Interest expense	370	81
Other operating expenses	2,466	1,535
Total expenses	45,481	28,592

Net income (loss) before taxes and extraordinary gain	8,889	(6,139)
Income tax provision	-	-
Net income (loss) before extraordinary gain	8,889	(6,139)
Extraordinary gain	1,413	-
Net income (loss)	$ 10,302	$ (6,139)

Basic earnings (loss) per share before extraordinary gain	$ 0.19	$ (0.12)

Diluted earnings (loss) per share before extraordinary gain	$ 0.19	$ (0.12)

Basic earnings (loss) per share	$ 0.23	$ (0.12)

Diluted earnings (loss) per share	$ 0.22	$ (0.12)

Weighted average shares outstanding:
Basic	45,663	49,389

Diluted	46,171	49,389

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months
	Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ 10,302	$ (6,139)
Non-cash items included in earnings-
Incentive allocations and fees and net investment (income)
loss from long-term investments	(5,217)	31,238
Depreciation and amortization	1,100	1,258
Extraordinary gain	(1,413)	-
Other	130	-
Changes in operating assets:
Receivables-
Investment banking	952	3,111
Asset management fees	(2,311)	(1,272)
Affiliates	(248)	(210)
Other	2,254	(1,749)
Due from clearing broker	21,694	(11,297)
Marketable and trading securities	4,575	2,813
Prepaid expenses and other assets	355	260
Changes in operating liabilities:
Trading account securities sold but not
yet purchased	(11,635)	5,377
Accounts payable and accrued expenses	(4,067)	(1,032)
Accrued compensation and benefits	(7,974)	(14,823)
Net cash provided by operating activities	8,497	7,535

Cash flows from investment activities:
MMA/Rushmore acquisition	-	(17,500)
Bank investment securities, net	1,190	-
Bank loans, net of allowances	(837)	-
Purchases of fixed assets, net	(242)	(473)
Cost of purchases of long-term investments	(15,757)	(1,865)
Proceeds from sales of long-term investments	10,209	-
Net cash used in investing activities	(5,437)	(19,838)

Cash flows from financing activities:
Repayments of long-term secured loans	-	(153)
Repayments of short-term loans	(3,037)	-
Net increase in bank deposits	9,827	-
Proceeds from issuance of common stock	773	64
Net cash provided by (used in) financing activities	7,563	(89)

Net increase (decrease) in cash and cash equivalents	10,623	(12,392)
Cash and cash equivalents, beginning of period	46,246	52,337
Cash and cash equivalents, end of period	$ 56,869	$ 39,945

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)-(Unaudited)

1.     Basis of Presentation:

     The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  There were no changes to critical accounting policies.  Actual results could differ from those estimates.

     Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

2.     Comprehensive Income:

     The components of comprehensive income are (in thousands):

	Three Months
	Ended March 31,
	2002	2001
Net (loss) income	$ 10,302	$ (6,139)
Other comprehensive income:
Net change in unrealized investment gains
(losses) related to available-for-sale
securities, bank securities and investment
in FBR Asset Investment Corporation	(1,797)	2,520
Comprehensive (loss) income	$ 8,505	$ (3,619)

3.     Long-Term Investments, Incentive Allocations and Net Investment Income:

The Company records three types of asset management revenue:

  Certain of the Company's subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds and FBR-Asset, based upon the amount of capital committed or under management. This revenue is recorded in base management fees in the Company's statements of operations as earned.

  The Company also receives incentive allocations based upon the operating results of the partnerships and incentive fees from FBR-Asset. Incentive income represents a share of the gains in the partnerships and FBR-Asset, and is recorded in incentive allocations and fees in the statements of operations.  The Company records incentive income from the partnerships based on when it is earned according to the related partnership or operating agreement.

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

Long-term investments consist of the following (in thousands):
	March 31,	December 31,
	2002	2001
Equity method investments:
Proprietary investment partnerships excluding technology sector	$ 34,444	$ 42,619
FBR Asset Investment Corporation	52,048	42,460
Marketable securities	4,884	4,894
Private debt investments	7,500	7,500
Cost method investments excluding technology sector	750	-
Other	898	839
	100,524	98,312
Equity method investments - technology sector	19,474	14,584
Cost method investments - technology sector	7,468	7,086
	26,942	21,670
	$ 127,466	$ 119,982

     FBR Asset Investment Corporation ("FBR-Asset")

     During the quarter ended March 31, 2002, the Company recorded $4,456 of net investment income in the statement of operations for its proportionate share (reflecting share issuances) of FBR-Asset's net income. In addition, in February 2002, the Company exercised 415,805 warrants of FBR-Asset. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company recorded an extraordinary gain of $1,413. During 2002, the Company reduced its carrying basis of FBR-Asset for declared dividends of $2,732. The Company also recorded, in other comprehensive income, $(1,864) of unrealized investment losses for its proportionate share of FBR-Asset's net unrealized losses related to available-for-sale securities. As of March 31, 2002, the net unrealized gain related to FBR-Asset and included in the Company's accumulated other comprehensive income has decreased to $1,291. As of March 31, 2002, FBR-Asset's market value per share was $27.20, which results in the Company's investment in FBR-Asset having a fair value of $59,459.

     The Company's investment in FBR-Asset of $52,048 represents 41 percent of the Company's total long-term investments and 18 percent of the Company's total assets as of March 31, 2002. The following table summarizes FBR-Asset's income statement information (in thousands):

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands)-(Unaudited)

3.      Long-Term Investments, Incentive Allocations and Net Investment Income, continued:
	Three Months
	Ended March 31,
	2002	2001
Gross revenues	$ 20,409	$ 3,180
Total expenses	9,665	2,487
Net income before net investment income (loss)	10,744	693
Net investment income (loss)	7,215	(565)
Net income before taxes	17,959	128
Income tax provision	55	-
Net income	$ 17,904	$ 128

     Available-For-Sale Securities

     As of March 31, 2002, the unrealized gains related to available-for-sale securities have increased to $138 and are included in accumulated other comprehensive income.

4.     Executive Officer Compensation:

     During 2002, certain of the Company's executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the "Plan"). The incentive bonus is calculated as up to twenty percent of pre-tax profits. As of March 31, 2002, the Company has accrued $2,110 of executive officer compensation.

5.     Income Taxes:

     The Company has a net operating loss (NOL) carryforward to offset future taxable income. As of March 31, 2002, the Company has gross NOL carryforwards of $35,326 that expire through 2020. The Company has provided a valuation allowance against its deferred tax assets based on its ongoing assessment of realizability of the deferred tax assets.

6.     Net Capital Requirements:

     The Company's U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company's U.K. broker-dealer subsidiary is subject to the net capital rules of the Securities and Futures Authority. As of March 31, 2002, the broker-dealer subsidiaries had aggregate net capital of $34.0 million, which exceeded the requirements by $31.3 million.

7.     Earnings (Loss) Per Share:

     The following table presents the computations of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)-(Unaudited)

7.      Earnings (Loss) Per Share, continued:
	March 31,		March 31,
	2002		2001
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	45,663	45,663	49,389	49,389
Stock options	-	508	-	-
Weighted average common and
common equivalent shares
outstanding	45,663	46,171	49,389	49,389

Net earnings (loss) applicable to
common stock	$ 10,302	$ 10,302	$ (6,139)	$ (6,139)

Earnings (loss) per common share	$ 0.23	$ 0.22	$ (0.12)	$ (0.12)

     As of March 31, 2002 and 2001, respectively, 7,611,952 and 8,888,900 options to purchase shares of common stock were outstanding. As of March 31, 2002 and 2001, respectively, 5,806,064 and 2,408,484 of the total outstanding options were exercisable and 2,988,312 and 8,888,900 were anti-dilutive.

8.     Commitments and Contingencies:

     As of March 31, 2002, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company's financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together "litigation") relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses. There can be no assurance that these matters will not have a material adverse effect on the Company's financial condition or results of operations in a future period. However, based on management's review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     As of March 31, 2002, the Company had $13.2 million of unfunded commitments to various investment partnerships that may be called over the next 10 years.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)-(Unaudited)

9.     Segment Information:

     The Company considers its capital markets and asset management operations to be two separate reportable segments. During the third and fourth quarters of 2001, the Company significantly scaled-down the online financial services segment as well as recorded impaired capitalized software costs associated with this segment.  Therefore, the online financial services segments reported in previous periods has been combined with the capital markets segment in 2002. The Company developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):
			Online
	Capital	Asset	Financial	Consolidated
	Markets	Management	Services	Totals
Three Months Ended March 31, 2002
Total revenues	$39,560	$14,810	-	$54,370
Pre-tax income	3,833	6,469	-	10,302

Three Months Ended March 31, 2001
Total revenues	$23,617	$(1,258)	$ 94	$22,453
Pre-tax loss	(2,998)	(1,894)	(1,247)	(6,139)

10.     Related Party Transactions:

     The Company has a management agreement with FBR Asset Investment Corporation ("FBR-Asset"), expiring on December 17, 2002. The Company performs portfolio management services on behalf of FBR-Asset. These services include, but are not limited to, consulting with FBR-Asset on purchase and sale opportunities, collection of information, and submission of reports pertaining to FBR-Asset's assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of FBR-Asset's portfolio of assets.

     The Company is entitled to a quarterly "base" management fee equal to the sum of (1) 0.25 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR-Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR-Asset's invested assets during each calendar quarter. The Company recorded $1.1 million in base management fees during the first quarter of 2002 and $1.8 million for the year ended December 31, 2001.

     The Company is also entitled to receive incentive fees based on the performance of FBR-Asset. The Company is entitled to an incentive fee calculated by reference to the preceding 12-month period. The Company is entitled to an incentive fee calculated as: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of FBR-Asset, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $1.7 million in incentive fees during the first quarter of 2002. The Company recorded $1.7 million in incentive fees for 2001.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)-(Unaudited)

10.     Related Party Transactions, continued:

    The Company has engaged Fixed Income Discount Advisory Company, Inc. ("FIDAC") to manage FBR-Asset's mortgage asset investment program (the "Mortgage Portfolio") as a sub-adviser. As compensation for rendering services, FIDAC is entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. On March 22, 2002, the Company notified FIDAC that it had determined to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on the Company's determination, after consultation with FBR-Asset's Board of Directors, that it would be in the best interests of FBR-Asset and its shareholders to terminate the sub-advisory agreement in light of the increased size of FBR-Asset's equity capital and mortgage-backed securities portfolio. The sub-advisory agreement will end in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, the Company and FBR-Asset have agreed to a reduction of the management fee that FBR-Asset will be required to pay the Company under the management agreement from 0.25 percent to 0.20 percent per annum of the average book value of FBR-Asset's Mortgage Portfolio during each calendar quarter.

      As of March 31, 2002, the Company and its affiliated entities owned 2,723,291 shares or 18.86 percent of the outstanding common stock of FBR-Asset. As of December 31, 2001, the Company and its affiliated entities owned 2,349,186 shares or 27.63 percent of the outstanding common stock of FBR-Asset.

     The Company entered into an agreement in August 2001 with FBR-Asset and its registered broker-dealer subsidiary, Pegasus Capital Corporation ("Pegasus") regarding FBR-Asset's extension of credit to or investment in entities that are or may be the Company's investment banking clients. During the first quarter of 2002, pursuant to this agreement, the Company paid $0.3 million in fees to FBR-Asset from one investment banking transaction. Fees are paid when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company paid $2.9 million in fees to FBR-Asset from three investment banking transactions and one unfunded commitment.

      During the first quarter of 2002, in connection with the Company's broker-dealer subsidiary underwriting a follow-on public offering for FBR-Asset, the Company earned $4.0 million in fees.

11.      Accounting Developments:

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity should be allocated to the assets acquired including identifiable intangible assets, and liabilities assumed based on their estimated fair values at date of acquisition. The excess cost over the fair value of the net assets acquired should be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset should be amortized over its useful life, unless the asset is determined to have an indefinite use life. Adoption of SFAS No. 141 and SFAS No. 142 had no effect on the Company's financial statements.

      At the end of June 2001, the Financial Accounting Standards Board concluded deliberations and unanimously voted to issue SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS No. 143 will be effective for financial statement for fiscal years beginning after June 15, 2002. The early adoption of SFAS No. 143 had no effect on the financial statements of the Company.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the "Company") should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2002 and 2001, and the Notes thereto and the Company's 2001 Annual Report on Form 10-K.

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

        In 2001 and the first quarter of 2002, we experienced an increase in underwriting and private placement activity, especially in two of our focused industry sectors: the financial institutions and real estate sectors. The economic slowdown that began in the second half of 2000, however, continued to adversely affect some equity valuations, particularly in the technology sector. This slowdown was accelerated in the aftermath of the events surrounding September 11.  In addition, the advent of decimal pricing in 2001 has adversely affected secondary equity market trading margins.

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

BUSINESS ENVIRONMENT, continued

         In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. As a result, we may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.  In October 2001, we announced a program to reduce fixed costs by a targeted 20 percent of the third quarter run-rate over the next two quarters.

RESULTS OF OPERATIONS

     Three months ended March 31, 2002 compared to three months ended March 31, 2001

     The Company's revenues increased 142% from $22.5 million in 2001 to $54.4 million in 2002 primarily due to an increase in revenues from investment banking and asset management and, to a lesser extent, institutional brokerage revenues.

     Underwriting revenue increased 61% from $7.7 million in 2001 to $12.3 million in 2002. The increase is attributable to more managed transactions completed in 2002. During the first quarter of 2002, the Company managed ten public offerings raising $1.1 billion and generating $12.3 million in revenues.  Underwriting revenue during the first quarter of 2002 included $4.0 million in fees associated with FBR-Asset's secondary offering in January 2002.  During the first quarter of 2001, the Company managed three public raising $176.8 million and offerings generating $7.7 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $58.9 million in 2001 to $113.0 million in 2002.

     Corporate finance revenue increased from $2.2 million in 2001 to $11.5 million in 2002 due primarily to an increase in the number of private placement and M&A transactions completed. The Company completed no transactions in 2001 compared to one private placement generating $3.1 million in revenues in 2002. M&A and advisory fee revenue also increased from $2.2 million in 2001 to $8.4 million in 2002 due to an increase in the number of deals completed. In 2001, the Company completed three M&A transactions compared to four completed transactions in 2002.

     Institutional brokerage revenue from principal transactions increased 18% from $6.0 million in 2001 to $7.1 million in 2002 as a result of an increase in principal trading volume as well as greater penetration of institutional accounts through broader research coverage and sales and trading services.

     Institutional brokerage agency commissions increased 33% from $6.6 million in 2001 to $8.7 million in 2002.  The Company believes this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 106% from $2.9 million in 2001 to $6.0 million in 2002 primarily due to additional fees earned as a result of our acquisition of MMA/Rushmore and, to a lesser extent, FBR-Asset and other managed vehicles.

Asset management incentive allocations and fees increased from $0.4 million in 2001 to $1.8 million in 2002. Incentive allocations in 2002 are primarily from FBR-Asset.

     Asset management net investment income increased from $1.6 million in 2001 to $6.0 million in 2002. Net investment income in 2002 includes: $4.5 million of net investment income generated from our investment in FBR-Asset and $1.6 million of net investment income from investments in our managed partnerships. Also, the Company recorded an extraordinary gain of $1.4 million as a result of the exercise of 415,805 FBR-Asset warrants. Net investment income in 2001 includes: $0.8 million of net investment income related to investments in our managed partnerships; $0.5 million of net investment income related to our investment in FBR-Asset; and $0.3 million of other miscellaneous gains.

     Asset management technology sector net investment and incentive loss decreased from $(7.1) million in 2001 to $(1.1) million in 2002 as a result of significant declines in the value of portfolio companies of TVP I and TVP II in 2001. Technology sector net investment and incentive loss in 2001 was from investments in venture capital proprietary investment partnerships, of which $(6.9) million was associated with TVP I and TVP II. Technology sector net investment and incentive loss in 2002 was from investments in venture capital proprietary investment partnerships, of which $(0.8) million was associated with TVP I and TVP II.

RESULTS OF OPERATIONS, continued

     Three months ended March 31, 2002 compared to three months ended March 31, 2001, continued

     Unrealized gains related to our investments that are included in "accumulated other comprehensive income" in our balance sheet totaled $1.4 million as of March 31, 2002. If and when we liquidate these or determine that a decline in value of these investments is "other than temporary", a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

     Net interest, dividends, and other revenue (net of interest expense) decreased 30% from $2.2 million in 2001 to $1.5 million in 2002 primarily due to increased interest expense as a result of our short-term loans as well as interest accretion associated with our long-term secured loan and a decrease in earnings on invested cash.

     Total expenses increased 59% from $28.6 million in 2001 to $45.5 million in 2002 due primarily to an increase in variable compensation expense associated with increased revenue.

     Compensation and benefits expense increased 93% from $16.3 million in 2001 to $31.3 million in 2002. This increase was primarily due to an increase in compensation associated with investment banking, institutional brokerage and executive officer compensation, as discussed in note 4. As a percentage of revenues, compensation and benefits expense decreased from 72% in 2001 to 58% in 2002.

     Business development and professional services increased 20% from $5.3 million in 2001 to $6.4 million in 2002 primarily due to an increase in sub-advisory expenses and, to a lesser extent, an increase in travel associated with the increase in investment banking activity.

     Clearing and brokerage fees decreased 64% from $1.7 million in 2001 to $0.6 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 14% in 2001 to 4% in 2002. During the first quarter of 2002, the Company finalized new clearing and execution arrangements, the terms of which were implemented retroactively, resulting in lower transaction and execution costs. The Company expects clearing and brokerage fees to represent 8-10% of institutional brokerage revenues on a recurring basis.

     Occupancy and equipment expense decreased 12% from $2.5 million in 2001 to $2.2 million in 2002 primarily due to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 in 2002 compared to 2001.

     Communications expense increased 78% from $1.2 million in 2001 to $2.1 million in 2002 primarily due to the opening of new offices as well as an increase in headcount driven to a large extent by our acquisition of MMA/Rushmore in April 2001.

     Other operating expenses increased 61% from $1.5 million in 2001 to $2.5 million in 2002 primarily due to the opening of new offices as well as an increase in headcount driven to a large extent by our acquisition of MMA/Rushmore in April 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. We have used, and may continue to use temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At March 31, 2002, there was $18.1 million outstanding, of which $10.0 million was in the form of a subordinated loan and $8.0 million was on margin. We have no material long-term debt other than acquisition debt of $5.8 million.

     Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of March 31, 2002, liquid assets consisted primarily of cash and cash equivalents of $56.9 million and a receivable for cash on deposit with FBRC's clearing broker of $22.9 million, for a total of $79.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $11.1 million in liquid marketable securities.

     As of March 31, 2002, we had $10.0 million outstanding under a $40.0 million subordinated revolving loan from an affiliate of FBRC's clearing broker that is allowable for net capital purposes. We have until December 22, 2002 to repay the amount outstanding under this agreement.  The agreement had expired as of December 31, 2001, and we are currently negotiating a proposal to renew the subordinated credit line.  Additionally, during January 2002, we signed a term sheet for a $20 million working capital line of credit with a commercial bank.

     Long-term investments consist primarily of FBR-Asset, investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual "lock-up" requirements. During the first quarter of 2002, we redeployed approximately $10 million of capital from hedge fund investments to FBR-Asset and Capital Crossover Partners.

     We are a financial holding company (an "FHC") under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. FHC's are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of March 31, 2002, we had total and tier one capital ratios of 85.6 percent and 64.8 percent, respectively.

     FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Securities and Futures Authority ("SFA") of the United Kingdom.  As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA. As of March 31, 2002, all of our broker/dealers were required to maintain minimum regulatory net capital of $2.7 million and had total regulatory net capital of $34.0 million, which was $31.3 million in excess of their requirement. Regulatory net capital requirements increase when the broker/dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

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

     Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2002, FBR National Bank meets all capital adequacy requirements to which it is subject.

LIQUIDITY AND CAPITAL RESOURCES, continued

     As of March 31, 2002, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios.  There are no conditions or events since that notification that management believes have changed FBR National Bank's "well-capitalized" status.

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

     As of March 31, 2002, we had $13.2 million of unfunded commitments to various investment partnerships that may be called over the next ten years.

     We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company's Class A Common Stock. Since announcing the share repurchase program, we repurchased 1,468,027 shares as of March 31, 2002, leaving 1,031,973 additional shares authorized for repurchase. Of the total shares repurchased, 658,565 have been reissued to employees pursuant to our Employee Stock Purchase Plan.

     As of March 31, 2002, we had net operating losses ("NOL") for tax purposes of $35.3 million that expire through 2020. We maintain a valuation allowance related to the NOL and net deferred tax asset, in general because, based on the weight of available evidence, it is more likely than not that a portion of the net deferred tax assets may not be realized. As a result of recording the valuation allowance, based on current evidence, we estimate that future income tax provision recorded in the Consolidated Statement of Operations will be calculated excluding approximately $48.5 million in pre-tax income.

Item 3.     Changes in Information About Market Risk

     None.

Forward-Looking Statements

      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes", "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2001 and especially the section "Business--Factors Affecting Our Business, Operating Results and Financial Condition".

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K

Reports on Form 8-K
  May 2, 2002: First quarter 2002 results
  April 23, 2002: Announcement of date of first quarter 2002 earnings release
  April 10, 2002: Presentation at Sidoti & Co. investor conference
  March 28, 2002: Changes to registrant's certifying accountants

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.
5/15/02	By:	/s/ Kurt R. Harrington
Date		Kurt R. Harrington, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)