Form 10-Q
period 2002-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2002-08-14
CIK 1048750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-13731

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1837743 (I.R.S. Employer Identification No.)

1001 Nineteenth Street North

Arlington, VA 22209
Address of principal executive offices)
(Zip code)

(703) 312-9500

(Registrant’s telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding

Class A Common Stock	19,991,524 shares as of July 31, 2002
Class B Common Stock	26,375,999 shares as of July 31, 2002

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002
INDEX

		Page Number(s)

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements — (unaudited)
	Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations — Three Months Ended June 30, 2002 and 2001	4
	Six Months Ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7–14
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15–20
Item 3.	Changes in Information about Market Risk	21
Part II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Reports on Form 8-K	22
SIGNATURES		23

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements — (Unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$50,120	$46,246
Receivables:
Investment banking	4,273	3,464
Asset management fees	8,129	3,604
Affiliates	2,581	2,209
Other	5,209	4,352
Due from clearing broker	76,161	44,621
Marketable and trading securities, at market value	2,216	15,706
Bank investment securities	23,835	8,142
Long-term investments	145,045	119,982
Bank loans, net of allowances	14,071	12,459
MMA acquired management contracts	18,090	18,729
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $18,601 and $17,138, respectively	8,495	9,203
Prepaid expenses and other assets	4,007	3,241

Total assets	$362,232	$291,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at market value:	$9,134	$13,377
Accounts payable and accrued expenses	28,299	19,179
Accrued compensation and benefits	36,136	27,775
Bank deposits	27,210	19,457
Short-term loans payable	37,128	21,165
Long-term secured loan	5,957	5,694

Total liabilities	143,864	106,647

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 150,000,000 shares authorized, 24,580,804 and 23,468,403 shares issued, respectively	246	235
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,375,999 and 26,946,029 shares issued and outstanding, respectively	264	269
Additional paid-in capital	214,445	210,703
Employee stock loan receivable (4,000,000 shares)	(23,416)	(22,706)
Treasury stock, at cost, 617,810 and 809,462 shares, respectively	(4,507)	(5,906)
Accumulated other comprehensive income	3,765	3,226
Retained earnings (accumulated deficit)	27,571	(510)

Total shareholders’ equity	218,368	185,311

Total liabilities and shareholders’ equity	$362,232	$291,958

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,

	2002	2001

Revenues:
Investment banking:
Underwriting	$25,248	$9,414
Corporate finance	9,827	18,057
Investment gains	1,595	5,340
Institutional brokerage:
Principal transactions	8,372	5,383
Agency commissions	9,954	5,962
Asset management:
Base management fees	7,633	5,191
Incentive allocations and fees	2,902	474
Net investment income	8,517	5,009
Technology sector net investment and incentive loss	(2,432)	(1,684)
Interest, dividends and other	1,638	2,006

Total revenues	73,254	55,152

Expenses:
Compensation and benefits	38,411	32,756
Business development and professional services	7,982	8,205
Clearing and brokerage fees	1,817	1,588
Occupancy and equipment	2,046	2,883
Communications	2,187	1,498
Interest expense	430	334
Other operating expenses	2,602	2,778

Total expenses	55,475	50,042

Net income before taxes	17,779	5,110
Income tax provision	—	—

Net income	$17,779	$5,110

Basic earnings per share	$0.39	$0.10

Diluted earnings per share	$0.36	$0.10

Weighted average shares outstanding:
Basic	45,944	49,209

Diluted	48,772	49,230

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(Amounts in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Revenues:
Investment banking:
Underwriting	$37,558	$17,068
Corporate finance	21,301	20,301
Investment gains	1,786	5,340
Institutional brokerage:
Principal transactions	15,430	11,355
Agency commissions	18,699	12,527
Asset management:
Base management fees	13,629	8,098
Incentive allocations and fees	4,685	842
Net investment income	14,539	6,614
Technology sector net investment and incentive loss	(3,531)	(8,786)
Interest, dividends and other	3,528	4,246

Total revenues	127,624	77,605

Expenses:
Compensation and benefits	69,730	49,007
Business development and professional services	14,394	13,531
Clearing and brokerage fees	2,443	3,320
Occupancy and equipment	4,255	5,383
Communications	4,266	2,665
Interest expense	800	415
Other operating expenses	5,068	4,313

Total expenses	100,956	78,634

Net income (loss) before taxes and extraordinary gain	26,668	(1,029)
Income tax provision	—	—

Net income (loss) before extraordinary gain	26,668	(1,029)
Extraordinary gain	1,413	—

Net income (loss)	$28,081	$(1,029)

Basic earnings (loss) per share before extraordinary gain	$0.58	$(0.02)

Diluted earnings (loss) per share before extraordinary gain	$0.56	$(0.02)

Basic earnings (loss) per share	$0.61	$(0.02)

Diluted earnings (loss) per share	$0.59	$(0.02)

Weighted average shares outstanding:
Basic	45,804	49,298

Diluted	47,500	49,298

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$28,081	$(1,029)
Non-cash items included in earnings:
Incentive allocations and fees and net investment (income) loss from long-term investments	(9,781)	6,108
Depreciation and amortization	2,102	3,136
Extraordinary gain	(1,413)	—
Other	263	134
Changes in operating assets:
Restricted cash	—	6,926
Receivables:
Investment banking	(809)	(437)
Asset management fees	(4,525)	(912)
Affiliates	(390)	1,341
Other	2,176	2,192
Due from clearing broker	(31,540)	(10,309)
Marketable and trading securities	13,490	(4,094)
Prepaid expenses and other assets	(766)	340
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(4,243)	5,870
Accounts payable and accrued expenses	9,120	379
Accrued compensation and benefits	8,361	415

Net cash provided by operating activities	10,126	10,060

Cash flows from investment activities:
MMA/ Rushmore acquisition, net of cash acquired	—	(17,500)
Bank investment securities, net	(15,556)	1,147
Bank loans, net of allowances	(1,612)	(2,894)
Purchases of fixed assets, net	(755)	(1,493)
Cost of purchases of long-term investments	(29,312)	(8,225)
Proceeds from sales of long-term investments	12,830	25,332

Net cash used in investing activities	(34,405)	(3,633)

Cash flows from financing activities:
Repayments of long-term secured loans	—	(310)
Borrowings (repayments) of short-term loans	15,963	—
Net increase (decrease) in bank deposits	7,753	(5,706)
Proceeds from issuance of common stock	3,038	—
Issuance of treasury common stock	1,399	576

Net cash provided by (used in) financing activities	28,153	(5,440)

Net increase in cash and cash equivalents	3,874	987
Cash and cash equivalents, beginning of period	46,246	52,337

Cash and cash equivalents, end of period	$50,120	$53,324

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(unaudited)

1. Basis of Presentation:

      The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There were no changes to assumptions or critical accounting policies. Actual results could differ from those estimates.

      Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

2. Comprehensive Income:

      The components of comprehensive income are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$17,779	$5,110	$28,081	$(1,029)
Other comprehensive income:
Net change in unrealized investment gains related to available-for-sale securities, bank securities and investment in FBR Asset Investment Corporation	2,336	2,293	539	4,813

Comprehensive income	$20,115	$7,403	$28,620	$3,784

3.	Long-Term Investments, Incentive Allocations and Net Investment Income:

      The Company records three types of asset management revenue:

1.	Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds and FBR Asset Investment Corporation (“FBR-Asset”), based upon the amount of capital committed or under management. This revenue is recorded in base management fees in the Company’s statements of operations as earned.

2.	The Company also receives incentive allocations based upon the operating results of the partnerships and incentive fees from FBR-Asset. Incentive income represents a share of the gains in the partnerships and FBR-Asset, and is recorded in incentive allocations and fees and technology sector net investment and incentive loss in the Company’s statements of operations. The Company records incentive income from the partnerships based on when it is earned according to the related partnership or operating agreement.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships and FBR-Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector net investment and incentive loss in the Company’s statements of operations.

      Long-term investments consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Equity method investments:
Proprietary investment partnerships excluding technology sector	$37,348	$42,619
FBR Asset Investment Corporation	68,850	42,460
Marketable securities	4,630	4,894
Private debt investments	7,500	7,500
Cost method investments excluding technology sector	750	—
Other	1,702	839

	120,780	98,312

Equity method investments — technology sector	16,928	14,584
Cost method investments — technology sector	7,337	7,086

	24,265	21,670

	$145,045	$119,982

          FBR Asset Investment Corporation (“FBR-Asset”)

      During the quarter ended June 30, 2002, the Company recorded $8,761 ($13,217 year to date) of net investment income in the statement of operations for its proportionate share (reflecting share issuances) of FBR-Asset’s net income. In addition, during the quarter, the Company purchased 314,009 shares of FBR-Asset. As a result of this transaction, the Company purchased its interest above book value which, in accordance, with Statement of Financial Accounting Standards (“SFAS”) No. 141, created goodwill of $1,363. During the second quarter of 2002, the Company reduced its carrying basis of FBR-Asset for declared dividends of $3,015. During the quarter, the Company also recorded, in other comprehensive income, $2,259 of unrealized investment gains for its proportionate share of FBR-Asset’s net unrealized gains related to available-for-sale securities. During the first six months of 2002, the Company reduced its carrying basis of FBR-Asset for declared dividends of $5,747. During the first half of 2002, the Company also recorded, in other comprehensive income, $395 of unrealized investment gains for its proportionate share of FBR-Asset’s net unrealized gains related to available-for-sale securities. As of June 30, 2002, the net unrealized gain related to FBR-Asset and included in the Company’s accumulated other comprehensive income has increased to $3,550.

      As of June 30, 2002, FBR-Asset’s market value per share was $33.35, which results in the Company’s investment in FBR-Asset having a market value of $83,375 compared with the book value at which the Company carries its investment of $68,850. The Company’s investment in FBR-Asset of $68,850 represents 47 percent of the Company’s total long-term investments and 19 percent of the Company’s total assets as of June 30, 2002. The following table summarizes FBR-Asset’s statements of financial condition and income statements (in thousands):

	FBR-Asset

	June 30, 2002	December 31, 2001

Total assets	$4,093,802	$1,325,125
Total liabilities	3,403,765	1,121,260

Total equity	$690,037	$203,865

FBR’s share of total equity	$68,850	$42,460

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	FBR-Asset

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross revenues	$44,555	$6,127	$64,964	$9,307
Total expenses	20,465	2,451	30,130	4,938

Net income before net investment income (loss)	24,090	3,676	34,834	4,369
Net investment income (loss)	7,608	348	14,823	(217)

Net income before taxes	31,698	4,024	49,657	4,152
Income tax provision	111	—	166	—

Net income	$31,587	$4,024	$49,491	$4,152

          Available-For-Sale Securities

      As of June 30, 2002, the unrealized gains related to available-for-sale securities have increased to $215 and are included in accumulated other comprehensive income.

4. Executive Officer Compensation:

      During 2002, certain of the Company’s executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the “Plan”). The incentive bonus pool is calculated as up to twenty percent of pre-tax profits. During the six months ended June 30, 2002, the Company recorded $7,020 of executive officer compensation, and, as of June 30, 2002, the Company has $5,530 of executive officer compensation accrued.

5. Income Taxes:

      The Company has a net operating loss (NOL) carryforward to offset future taxable income. As of June 30, 2002, the Company has gross NOL carryforwards of approximately $20 million that expire through 2020. The Company maintains a valuation allowance related to the NOL and a net deferred tax asset. As a result of recording the valuation allowance, based on current evidence, the Company estimates that future income tax provisions recorded in the Consolidated Statement of Operations will be calculated excluding approximately $30 million in pre-tax income.

6. Net Capital Requirements:

      The Company’s U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company’s U.K. broker-dealer subsidiary is subject to the net capital rules of the Financial Services Authority. As of June 30, 2002, the broker-dealer subsidiaries had aggregate net capital of $51.1 million, which exceeded the requirements by $46.9 million.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

7. Earnings (Loss) Per Share:

      The following table presents the computations of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding:
Common stock	45,944	45,944	49,209	49,209
Stock options	—	2,828	—	21

Weighted average common and common equivalent shares outstanding	45,944	48,772	49,209	49,230

Net earnings applicable to common stock	$17,779	$17,779	$5,110	$5,110

Earnings per common share	$0.39	$0.36	$0.10	$0.10

	Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding:
Common stock	45,804	45,804	49,298	49,298
Stock options	—	1,696	—	—

Weighted average common and common equivalent shares outstanding	45,804	47,500	49,298	49,298

Net earnings (loss) applicable to common stock	$28,081	$28,081	$(1,029)	$(1,029)

Earnings (loss) per common share	$0.61	$0.59	$(0.02)	$(0.02)

      As of June 30, 2002 and 2001, respectively, 11,566,782 and 12,370,800 (includes 4,000,000 and 3,382,400 shares in 2002 and 2001, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options) options to purchase shares of common stock were outstanding. As of June 30, 2002 and 2001, respectively, 4,129,353 and 5,671,962 of the total outstanding options were exercisable and 2,518,575 and 12,370,800 were anti-dilutive.

8. Commitments and Contingencies:

Contractual Obligations

      The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2002	2003	2004	2005	2006	Thereafter	Total

Short-term debt(1)	$37,128	$970	$—	$—	$—	$—	$38,098
Long-term debt	—	—	970	970	970	4,850	7,760
Minimum rental commitments	2,168	3,412	1,858	541	396	1,669	10,044
Uncalled capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$39,296	$4,382	$2,828	$1,511	$1,366	$6,519	$55,902

(1)	The short-term debt obligation in 2002 includes $9.6 million in the form of a demand note which can be called at anytime.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

(2)	The table above does not include approximately $11.9 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years because the Company cannot currently determine when, if ever, the commitments will be called.

Litigation

      As of June 30, 2002, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together “litigation”) relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses, including examination by regulatory bodies and requests for information relating to such examinations. There can be no assurance that these matters will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. However, if, during any period, a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

      Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

9. Segment Information:

      The Company considers its capital markets and asset management operations to be two separate reportable segments. During the third and fourth quarters of 2001, the Company significantly scaled-down the online financial services segment as well as recorded impaired capitalized software costs associated with this segment. Therefore, the online financial services segment reported in previous periods has been combined with the capital markets segment in 2002. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):

			Online
	Capital	Asset	Financial	Consolidated
	Markets	Management	Services	Totals

Three Months Ended June 30, 2002

Total revenues	$54,259	$18,995	$—	$73,254
Pre-tax income	10,230	7,549	—	17,779
Three Months Ended June 30, 2001

Total revenues	44,103	10,930	119	55,152
Pre-tax income (loss)	4,108	2,147	(1,145)	5,110
Six Months Ended June 30, 2002

Total revenues	93,819	33,805	—	127,624
Pre-tax income	14,063	14,018	—	28,081
Six Months Ended June 30, 2001

Total revenues	67,720	9,672	213	77,605
Pre-tax income (loss)	1,111	253	(2,393)	(1,029)

10. Related Party Transactions:

FBR-Asset

      The Company has a management agreement with FBR-Asset, expiring on December 17, 2002. The Company performs portfolio management services on behalf of FBR-Asset. These services include, but are not limited to, consulting with FBR-Asset on purchase and sale opportunities, collection of information, and submission of reports pertaining to FBR-Asset’s assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of FBR-Asset’s portfolio of assets.

      The Company is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR-Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR-Asset’s invested assets during each calendar quarter. The Company recorded $2.0 million in base management fees during the second quarter of 2002, $3.1 million during the first half of 2002 and $1.8 million for the year ended December 31, 2001.

      The Company is also entitled to receive incentive fees based on the performance of FBR-Asset. The Company is entitled to an incentive fee calculated by reference to the preceding 12-month period, calculated as: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of FBR-Asset, which was $25.30 at June 30, 2002, multiplied by a rate equal to the ten-year U.S. Treasury rate plus five percent per annum. The Company recorded $2.8 million in incentive fees during the second quarter of 2002, $4.5 million during the first half of 2002 and $1.7 million for the year ended December 31, 2001.

      The Company had engaged Fixed Income Discount Advisory Company, Inc. (“FIDAC”) to manage FBR-Asset’s mortgage asset investment program (the “Mortgage Portfolio”) as a sub-adviser. As compensation for rendering services, FIDAC was entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. On March 22, 2002, the Company notified FIDAC that it had decided to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on the Company’s determination, after consultation with FBR-Asset’s Board of Directors, that it would be in the best interests of FBR-Asset and its shareholders to terminate the sub-advisory agreement in light of the increased size of FBR-Asset’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, the Company and FBR-Asset have agreed to a reduction of the management fee that FBR-Asset will be required to pay the Company under the management agreement from 0.25 percent to

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

0.20 percent per annum of the average book value of FBR-Asset’s Mortgage Portfolio during each calendar quarter.

      As of June 30, 2002, the Company and its affiliated entities owned 2,744,700 shares or 10.95 percent of the outstanding common stock of FBR-Asset. As of December 31, 2001, the Company and its affiliated entities owned 2,349,186 shares or 27.63 percent of the outstanding common stock of FBR-Asset.

      The Company entered into an agreement in August 2001 with FBR-Asset and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) regarding FBR-Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the second quarter of 2002, pursuant to this agreement, the Company paid $0.3 million in fees to FBR-Asset from one investment banking transaction. During the first half of 2002, pursuant to this agreement, the Company paid $0.6 million in fees to FBR-Asset from two investment banking transactions. Fees are paid when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company paid $2.9 million in fees to FBR-Asset from three investment banking transactions and one unfunded commitment.

      During the second quarter of 2002, in connection with the Company’s broker-dealer subsidiary underwriting two follow-on public offerings for FBR-Asset, the Company earned $6.9 million in fees in its capital markets segment. During the first six months of 2002, in connection with the Company’s broker-dealer subsidiary underwriting three follow-on public offerings for FBR-Asset, the Company earned $10.1 million in fees.

Employee Stock Purchase and Loan Plan

      In connection with the Employee Stock Purchase and Loan Plan, the Company issued five-year, limited recourse promissory notes to employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. The notes are collateralized by all of the stock purchased under the plan. As of June 30, 2002 and December 31, 2001, the balance on these loans was $23,416 and $22,706, respectively.

Employee Bank Loans

      In addition, FBR Group employees may apply for first mortgage residential loans from FBR National Bank & Trust. As of June 30, 2002 and December 31, 2001, the balance of outstanding loans to employees was $6,194 and $6,444, respectively.

11. Extraordinary Gain:

      In February 2002, the Company exercised 415,805 warrants of FBR-Asset. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired creating negative goodwill which, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company recorded as an extraordinary gain of $1,413.

12. Accounting Developments:

      The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity should be allocated to the assets acquired including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired should be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset should be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Adoption of SFAS No. 141 and SFAS No. 142 had no effect on the Company’s financial statements.

      At the end of June 2001, the Financial Accounting Standards Board concluded deliberations and unanimously voted to issue SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the financial statements of the Company.

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement, which was effective for fiscal years beginning after December 15, 2001, principally deals with implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material effect on the financial statements of the Company.

      SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions and is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the financial statements of the Company.

      SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146, which is effective for exit or disposal activities that are initiated after December 31, 2002, is not expected to have a material effect on the financial statements of the Company.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2002 and 2001, and the Notes thereto and the Company’s 2001 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

      Our principal business activities, investment banking (capital raising and merger and acquisition and advisory services), institutional brokerage and asset management (including proprietary investments), are linked to the capital markets. In addition, our business activities are focused in the financial services, real estate, technology, energy, healthcare and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

      In the first half of 2002, we continued to experience an increase in underwriting, private placement, M&A and advisory activity, especially in two of our focused industry sectors: the financial institutions and real estate sectors and, to a lesser extent, the energy, healthcare and technology sectors. The economic slowdown that began in the second half of 2000, however, continued to adversely affect equity valuations and has now adversely affected the broad equity markets. In addition, the advent of decimal pricing in 2001 has continued to adversely affect secondary equity market trading margins.

      Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and of the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. The downturn in the technology sector has adversely affected this portion of our business and caused reductions in certain unrealized gains in technology sector securities held by us either directly or through funds we manage. Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, such steps may not be possible, and the value of these securities is subject to increased market risk.

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

      The financial services industry continues to be affected by an intensifying competitive environment. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has changed the number and size of companies competing for a similar customer base, many of which have greater capital resources and additional associated services with which to pursue these activities.

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

RESULTS OF OPERATIONS

     Three months ended June 30, 2002 compared to three months ended June 30, 2001

      The Company’s revenues increased 33% from $55.2 million in 2001 to $73.3 million in 2002 primarily due to an increase in revenues from asset management and institutional brokerage and, to a lesser extent, investment banking revenues.

      Underwriting revenue increased 168% from $9.4 million in 2001 to $25.2 million in 2002. The increase is attributable to more managed transactions completed in 2002 as well as a larger average size per transaction. During the second quarter of 2002, the Company managed 14 public offerings raising $1.5 billion and generating $25.2 million in revenues. Underwriting revenue during the second quarter of 2002 included $6.9 million in fees associated with FBR-Asset’s two secondary offerings in April and June 2002. During the second quarter of 2001, the Company managed five public offerings, raising $391.4 million and generating $9.4 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $78.3 million in 2001 to $103.6 million in 2002.

      Corporate finance revenue decreased 46% from $18.1 million in 2001 to $9.8 million in 2002 due primarily to one large private placement in 2001. The Company completed two private placements in 2001 generating $15.5 million in revenues compared to two private placements generating $3.9 million in revenues in 2002. M&A and advisory fee revenue increased from $2.6 million in 2001 to $5.9 million in 2002 due to an increase in the number of deals completed. In 2001, the Company completed three M&A transactions compared to five completed transactions in 2002.

      Institutional brokerage revenue from principal transactions (primarily client transactions in Nasdaq securities) increased 56% from $5.4 million in 2001 to $8.4 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services. Net trading gains were $1.1 million in 2002 compared to $0.4 million in 2001.

      Institutional brokerage agency commissions increased 67% from $6.0 million in 2001 to $10.0 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 47% from $5.2 million in 2001 to $7.6 million in 2002 primarily due to additional fees earned as a result of the increased size of FBR-Asset and, to a lesser extent, our other managed vehicles.

      Asset management incentive allocations and fees increased from $0.5 million in 2001 to $2.9 million in 2002. Incentive allocations in 2002 are primarily from FBR-Asset.

      Asset management net investment income increased 70% from $5.0 million in 2001 to $8.5 million in 2002. Net investment income in 2002 includes: $8.8 million of net investment income generated from our investment in FBR-Asset (reflecting share issuances) and $0.1 million of realized gains related to available-for-sale securities offset by $(0.3) million of net investment loss from investments in managed vehicles and $(0.1) million of net investment loss related to losses on our marketable securities. Net investment income in 2001 includes: $3.4 million of net investment income related to investments in our managed vehicles; $1.7 million of realized gains related to a private, mezzanine debt investment; and $1.6 million of net investment income related to our investment in FBR-Asset offset by $(1.0) million of “other than temporary” unrealized depreciation related to an available-for-sale security and $(0.7) million of net investment loss related to losses on our marketable securities.

      Asset management technology sector net investment and incentive loss increased 44% from $(1.7) million in 2001 to $(2.4) million in 2002. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles and, to a lesser extent, from a third party fund that was invested primarily in public securities. Technology sector net investment and incentive loss in 2001 was primarily from investments in venture capital proprietary investment partnerships.

      Unrealized gains related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $3.8 million as of June 30, 2002. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary”, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 28% from $1.7 million in 2001 to $1.2 million in 2002 primarily due to increased interest expense as a result of our short-term loans as well as interest accretion associated with our long-term secured loan and a decrease in earnings on invested cash primarily as a result of a decline in interest rates.

      Total expenses increased 11% from $50.0 million in 2001 to $55.5 million in 2002 due primarily to an increase in variable compensation expense associated with increased revenue.

      Compensation and benefits expense increased 17% from $32.8 million in 2001 to $38.4 million in 2002. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage, and a new executive officer compensation plan in 2002, which is calculated as up to twenty percent of pre-tax profits. As a percentage of revenues, compensation and benefits expense decreased from 59% in 2001 to 52% in 2002.

      Business development and professional services decreased 3% from $8.2 million in 2001 to $8.0 million in 2002 primarily due to a decrease in recruiting expenses offset by an increase in travel and legal expenses associated primarily with the increase in investment banking activity.

      Clearing and brokerage fees increased 14% from $1.6 million in 2001 to $1.8 million in 2002 as a result of increased volume. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 14% in 2001 to 10% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

      Occupancy and equipment expense decreased 29% from $2.9 million in 2001 to $2.0 million in 2002 primarily due to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $0.7 in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of amortization related to fbr.com software costs of $0.6 million in 2001. These capitalized costs were impaired during the third quarter of 2001 and were consequently written-off.

      Communications expense increased 46% from $1.5 million in 2001 to $2.2 million in 2002 primarily due to the opening of new offices and increased levels of business.

      Other operating expenses were fairly stable decreasing 6% from $2.8 million in 2001 to $2.6 million in 2002.

     Six months ended June 30, 2002 compared to six months ended June 30, 2001

      The Company’s revenues increased 64% from $77.6 million in 2001 to $127.6 million in 2002 primarily due to an increase in revenues from asset management and investment banking and, to a lesser extent, institutional brokerage revenues.

      Underwriting revenue increased 120% from $17.1 million in 2001 to $37.6 million in 2002. The increase is attributable to more managed transactions completed in 2002 as well as a larger average size per transaction. During the first half of 2002, the Company managed 24 public offerings raising $2.6 billion and generating $37.6 million in revenues. Underwriting revenue during the first half of 2002 included $10.9 million in fees associated with FBR-Asset’s three secondary offerings in January, April and June 2002. During the first half of 2001, the Company managed eight public offerings, raising $574.0 million and generating $17.1 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $71.2 million in 2001 to $107.5 million in 2002.

      Corporate finance revenue increased 5% from $20.3 million in 2001 to $21.3 million in 2002 due primarily to an increase in the number of M&A and private placement transactions completed in 2002 offset by a smaller average size per private placement transaction in 2002, due to one large private placement in 2001. The Company completed two private placements generating $15.6 million in revenues in 2001 compared to three private placement generating $7.0 million in revenues in 2002. M&A and advisory fee revenue increased from $4.7 million in 2001 to $14.3 million in 2002 due to an increase in the number of deals completed. In 2001, the Company completed six M&A transactions compared to nine completed transactions in 2002.

      Institutional brokerage revenue from principal transactions (primarily client transactions in Nasdaq securities) increased 36% from $11.4 million in 2001 to $15.4 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services. Net trading gains were $0.7 million in 2002 compared to $0.3 million in 2001.

      Institutional brokerage agency commissions increased 49% from $12.5 million in 2001 to $18.7 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 68% from $8.1 million in 2001 to $13.6 million in 2002 primarily due to additional fees earned as a result of the increased size of FBR-Asset and other managed vehicles and, to a lesser extent, our acquisition of MMA/ Rushmore.

      Asset management incentive allocations and fees increased from $0.8 million in 2001 to $4.7 million in 2002. Incentive allocations in 2002 are primarily from FBR-Asset.

      Asset management net investment income increased 120% from $6.6 million in 2001 to $14.5 million in 2002. Net investment income in 2002 includes: $13.2 million of net investment income generated from our investment in FBR-Asset (reflecting share issuances), $1.3 million of net investment income from investments in managed vehicles, and $0.2 million of realized gains related to available-for-sale securities offset by $(0.2) million of net investment loss related to losses on our marketable securities. Net investment income in 2001 includes: $4.3 million of net investment income related to investments in our managed vehicles; $1.7 million of realized gains related to a private, mezzanine debt investment; and $2.0 million of net investment income related to our investment in FBR-Asset offset by $(1.0) million of “other than temporary” unrealized depreciation related to an available-for-sale security and $(0.4) million of net investment loss related to losses on our marketable securities.

      In February 2002, the Company exercised 415,805 warrants of FBR-Asset. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired creating negative goodwill which, in accordance with SFAS No. 142, the Company recorded as an extraordinary gain of $1.4 million.

      Asset management technology sector net investment and incentive loss decreased 60% from $(8.8) million in 2001 to $(3.5) million in 2002 as a result of significant declines in the value of portfolio companies of FBR Technology Ventures Partners, L.P. (“TVP I”) and FBR Technology Venture Partners II (“TVP II”) in 2001. Technology sector net investment and incentive loss in 2001 was primarily from investments in venture capital proprietary investment partnerships, of which $(6.5) million was associated with TVP I and TVP II. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(1.2) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities.

      Unrealized gains related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $3.8 million as of June 30, 2002. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary”, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 29% from $3.8 million in 2001 to $2.7 million in 2002 primarily due to increased interest expense as a result of our short-term loans as well as interest accretion associated with our long-term secured loan and a decrease in earnings on invested cash primarily as a result of a decline in interest rates.

      Total expenses increased 28% from $78.6 million in 2001 to $101.0 million in 2002 due primarily to an increase in variable compensation expense associated with increased revenue.

      Compensation and benefits expense increased 42% from $49.0 million in 2001 to $69.7 million in 2002. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage, and a new executive officer compensation plan in 2002, which is calculated as up to twenty percent of pre-tax profits. As a percentage of revenues, compensation and benefits expense decreased from 63% in 2001 to 55% in 2002.

      Business development and professional services increased 6% from $13.5 million in 2001 to $14.4 million in 2002 primarily due to an increase in travel and legal expenses associated primarily with the increase in investment banking activity and, to a lesser extent, increased costs associated with our acquisition of MMA/ Rushmore in April 2001, offset by a decrease in recruiting expenses.

      Clearing and brokerage fees decreased 26% from $3.3 million in 2001 to $2.4 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 14% in 2001 to 7% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

      Occupancy and equipment expense decreased 21% from $5.4 million in 2001 to $4.3 million in 2002 primarily due to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $1.2 in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of amortization related to fbr.com software costs of $1.3 million in 2001. These capitalized costs were impaired during the third quarter of 2001 and were consequently written-off.

      Communications expense increased 60% from $2.7 million in 2001 to $4.3 million in 2002 primarily due to the opening of new offices and increased levels of business.

      Other operating expenses increased 18% from $4.3 million in 2001 to $5.1 million in 2002 primarily due to the opening of new offices as well as our acquisition of MMA/ Rushmore in April 2001. During 2002, the Company recorded $0.7 million in amortization expense associated with the MMA acquired management contracts.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. We have used, and may continue to use temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At June 30, 2002, we had $37.1 million of short-term loans payable, of which $17.5 million represented repurchase agreements, $10.0 million was in the form of a subordinated loan and $9.6 million was on margin. We have no long-term debt other than acquisition debt of $6.0 million.

      Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of June 30, 2002, liquid assets consisted primarily of cash and cash equivalents of $50.1 million and a receivable for cash on deposit with FBRC’s clearing broker of $76.2 million, for a total of $126.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $2.2 million in liquid marketable securities.

      As of June 30, 2002, we had $10.0 million outstanding under a $40.0 million subordinated revolving loan from an affiliate of FBRC’s clearing broker that is allowable for net capital purposes. Subsequent to June 30, 2002, we repaid the outstanding $10.0 million loan and renewed the subordinated credit line that expired December 2001. The new agreement expires in August 2004. Additionally, during the second quarter of 2002, we finalized a $20.0 million working capital line of credit with a commercial bank. The line of credit is secured by employee receivables and is subject to liquidity tests. As of June 30, 2002, our borrowing capacity was $9.1 million, of which none was drawn down, at interest terms of LIBOR plus 1.95 percent. The line of credit expires June 7, 2003.

      Long-term investments consist primarily of FBR-Asset, investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term mezzanine, debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are for the most part illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements. During the first half of 2002, we redeployed approximately $10 million of capital from hedge fund investments to FBR-Asset and Capital Crossover Partners.

      We are a financial holding company (an “FHC”) under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. FHC’s are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of June 30, 2002, we had total and tier one capital ratios of 73.4 percent and 66.4 percent, respectively.

      FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2002, all of our broker/dealers were required to maintain minimum regulatory net capital of $4.2 million and had total regulatory net capital of $51.1 million, which was $46.9 million in excess of their requirement. Regulatory net capital requirements increase when the broker/ dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

      On April 1, 2001, we completed the acquisition of Money Management Associates, LP (“MMA”) and Rushmore Trust and Savings, FSB (“Rushmore”). MMA was a privately held investment adviser with $933.4 million in assets under management as of March 31, 2001. Together, MMA and Rushmore were the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was re-chartered as a national bank and was named FBR National Bank & Trust (“FBR National Bank”).

      Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2002, FBR National Bank meets all capital adequacy requirements to which it is subject.

      As of June 30, 2002, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR National Bank’s “well-capitalized” status.

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

      As of June 30, 2002, we had $11.9 million of uncalled commitments to various investment partnerships that may be called over the next ten years.

      We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company’s Class A Common Stock. Since announcing the share repurchase program, we repurchased 1,468,027 shares as of June 30, 2002, leaving 1,031,973 additional shares authorized for repurchase. Of the total shares repurchased, 850,217 have been reissued to employees pursuant to our Employee Stock Purchase Plan.

      As of June 30, 2002, we had net operating losses (“NOL”) for tax purposes of approximately $20 million that expire through 2020. We maintain a valuation allowance related to the NOL and a net deferred tax asset. As a result of recording the valuation allowance, based on current evidence, we estimate that future income tax provisions recorded in the Consolidated Statement of Operations will be calculated excluding approximately $30 million in pre-tax income.

Item 3. Changes In Information About Market Risk

      None.

Forward-Looking Statements

      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2001 and especially the section “Business—Factors Affecting Our Business, Operating Results and Financial Condition”.

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on June 7, 2001 at which shareholders took the following actions:

1.	The election of the five directors of the Company.

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2002.

      The results of the voting in connection with the preceding items were as follows:

      1. Election of Directors: A total of 93,912,747 votes were received for this item.

	For	Against	Abstain

Emanuel J. Friedman	91,615,846	2,296,901	—
Eric F. Billings	91,615,846	2,296,901	—
Daniel J. Altobello	92,819,046	1,093,701	—
W. Russell Ramsey	92,819,046	1,093,701	—
Wallace L. Timmeny	92,819,046	1,093,701	—

      2. Ratification of the Appointment of PricewaterhouseCoopers LLP: A total of 93,912,747 votes were received for this item.

For	Against	Abstain

93,757,096	150,601	5,050

Item 6. Reports on Form 8-K

•	August 1, 2002: Second Quarter 2002: Earnings Press Release, Table of Assets Under Management and Long-Term Investment Matrix

•	July 11, 2002: Press release announcing expected earnings for the second quarter 2002

•	May 22, 2002: First Quarter 2002 Earnings Presentation available on FBR website and attached to 8-K

•	May 2, 2002: First Quarter 2002 Earnings Press Release and conference call transcript

•	April 23, 2002: Press release announcing that FBR would release first quarter 2002 results after the market closes on May 1, 2002

•	April 10, 2002: Material presented at the Sidoti & Co. Investor Conference

PART II.
OTHER INFORMATION

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2002