Form 10-Q
period 2002-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2002-11-15
CIK 1048750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding

Class A Common Stock	24,083,520 shares as of October 31, 2002
Class B Common Stock	26,319,599 shares as of October 31, 2002

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

		Page Number(s)

Part I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes — (unaudited)
	Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations — Three Months Ended September 30, 2002 and 2001	4
	Nine Months Ended September 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7–14
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15–21
Item 3.	Changes in Information about Market Risk	22
Item 4.	Controls and Procedures	22
Part II. OTHER INFORMATION
Item 6.	Reports on Form 8-K	22
SIGNATURES		23
CERTIFICATIONS		24–26

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$92,068	$46,246
Receivables:
Investment banking	1,153	3,464
Asset management fees	11,139	3,604
Affiliates	410	2,209
Other	5,257	4,352
Due from clearing broker	161,311	44,621
Marketable and trading securities, at market value	5,188	15,706
Bank investment securities	30,370	8,142
Long-term investments	145,312	119,982
Bank loans, net of allowances	14,967	12,459
MMA acquired management contracts	17,743	18,729
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $19,297 and $17,138, respectively	8,967	9,203
Prepaid expenses and other assets	5,229	3,241

Total assets	$499,114	$291,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at market value	$76,377	$13,377
Accounts payable and accrued expenses	23,033	19,179
Accrued compensation and benefits	42,490	27,775
Bank deposits	46,444	19,457
Short-term loans payable	70,051	21,165
Long-term secured loan	6,095	5,694

Total liabilities	264,490	106,647

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 150,000,000 shares authorized, 24,693,732 and 23,468,403 shares issued and outstanding, respectively	247	235
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 26,319,599 and 26,946,029 shares issued and outstanding, respectively	263	269
Additional paid-in capital	215,251	210,703
Employee stock loan receivable (4,000,000 shares)	(23,799)	(22,706)
Treasury stock, at cost, 617,810 and 809,462 shares, respectively	(4,507)	(5,906)
Accumulated other comprehensive income, net	4,485	3,226
Retained earnings (accumulated deficit)	42,684	(510)

Total shareholders’ equity	234,624	185,311

Total liabilities and shareholders’ equity	$499,114	$291,958

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,

	2002	2001

Revenues:
Investment banking:
Underwriting	$30,108	$9,857
Corporate finance	26,175	1,153
Investment gains	2,627	74
Institutional brokerage:
Principal transactions	5,743	4,158
Agency commissions	8,629	5,934
Asset management:
Base management fees	7,208	5,836
Incentive allocations and fees	4,282	975
Net investment loss	(2,737)	(2,780)
Technology sector net investment and incentive loss	(2,202)	(6,592)
Interest, dividends and other	1,879	3,168

Total revenues	81,712	21,783

Expenses:
Compensation and benefits	45,725	24,276
Business development and professional services	8,650	7,639
Clearing and brokerage fees	1,443	1,786
Occupancy and equipment	2,309	5,742
Communications	2,009	1,555
Interest expense	608	322
Other operating expenses	2,976	2,853

Total expenses	63,720	44,173

Net income (loss) before taxes and extraordinary gain	17,992	(22,390)
Income tax provision	2,343	—

Net income (loss) before extraordinary gain	15,649	(22,390)
Extraordinary gain	—	—
Income tax provision on extraordinary gain	536	—

Net income (loss)	$15,113	$(22,390)

Basic earnings (loss) per share before extraordinary gain	$0.34	$(0.49)

Diluted earnings (loss) per share before extraordinary gain	$0.32	$(0.49)

Basic earnings (loss) per share	$0.33	$(0.49)

Diluted earnings (loss) per share	$0.31	$(0.49)

Weighted average shares outstanding:
Basic	46,370	45,808

Diluted	49,526	45,808

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(Amounts in thousands, except per share data)
(unaudited)

	Nine months Ended
	September 30,

	2002	2001

Revenues:
Investment banking:
Underwriting	$67,666	$26,925
Corporate finance	47,476	21,454
Investment gains	4,413	5,414
Institutional brokerage:
Principal transactions	21,173	15,513
Agency commissions	27,328	18,461
Asset management:
Base management fees	20,837	13,934
Incentive allocations and fees	8,967	1,817
Net investment income	11,802	3,834
Technology sector net investment and incentive loss	(5,733)	(15,378)
Interest, dividends and other	5,407	7,414

Total revenues	209,336	99,388

Expenses:
Compensation and benefits	115,455	73,283
Business development and professional services	23,044	21,170
Clearing and brokerage fees	3,886	5,106
Occupancy and equipment	6,564	11,125
Communications	6,275	4,220
Interest expense	1,408	737
Other operating expenses	8,044	7,166

Total expenses	164,676	122,807

Net income (loss) before taxes and extraordinary gain	44,660	(23,419)
Income tax provision	2,343	—

Net income (loss) before extraordinary gain	42,317	(23,419)
Extraordinary gain	1,413	—
Income tax provision on extraordinary gain	536	—

Net income (loss)	$43,194	$(23,419)

Basic earnings (loss) per share before extraordinary gain	$0.92	$(0.49)

Diluted earnings (loss) per share before extraordinary gain	$0.88	$(0.49)

Basic earnings (loss) per share	$0.94	$(0.49)

Diluted earnings (loss) per share	$0.90	$(0.49)

Weighted average shares outstanding:
Basic	45,995	48,122

Diluted	48,218	48,122

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$43,194	$(23,419)
Non-cash items included in earnings:
Incentive allocations and fees and net investment (income) loss from long-term investments	(10,745)	21,124
Depreciation and amortization	3,145	7,588
Extraordinary gain	(1,413)	—
Other	401	273
Changes in operating assets:
Receivables:
Investment banking	2,311	1,487
Asset management fees	(7,535)	(1,238)
Affiliates	1,799	886
Other	2,345	1,196
Due from clearing broker	(116,690)	950
Marketable and trading securities	10,518	4,848
Prepaid expenses and other assets	(1,988)	680
Changes in operating liabilities:
Trading account securities sold but not yet purchased	63,000	162
Accounts payable and accrued expenses	3,854	3,753
Accrued compensation and benefits	14,715	(10,756)

Net cash provided by operating activities	6,911	7,534

Cash flows from investment activities:
MMA/ Rushmore acquisition, net of cash acquired	—	(7,760)
Bank investment securities, net	(24,528)	2,469
Bank loans, net of allowances	(2,508)	(7,390)
Purchases of fixed assets, net	(1,923)	(2,235)
Purchases of long-term investments	(33,040)	—
Proceeds from sales of long-term investments	20,177	14,095

Net cash used in investing activities	(41,822)	(821)

Cash flows from financing activities:
Employee Stock Loan Program	—	(22,346)
Repayments of long-term secured loans	—	(457)
Proceeds from short-term borrowings	48,886	—
Net increase (decrease) in bank deposits	26,987	(4,404)
Proceeds from issuance of common stock	3,461	473
Proceeds from issuance of treasury common stock	1,399	576

Net cash provided by (used in) financing activities	80,733	(26,158)

Net increase in cash and cash equivalents	45,822	(19,445)
Cash and cash equivalents, beginning of period	46,246	52,337

Cash and cash equivalents, end of period	$92,068	$32,892

See notes to consolidated financial statements.

Item 1 — Consolidated Financial Statements and Notes — (unaudited) (Continued)

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There were no changes to critical accounting policies or related assumptions. Actual results could differ from those estimates.

      Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

2. Comprehensive Income:

      The components of comprehensive income are (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002		2001	2002		2001

Net income (loss)	$15,113		$(22,390)	$43,194		$(23,419)
Net change in unrealized investment gains (losses) related to available-for-sale securities, net of income taxes	(461	) (1)	1,160	(317	) (1)	913
Net change in unrealized investment gains (losses) related to available-for-sale securities and unrealized losses related to cash flow hedges in FBR Asset Investment Corporation, net of income taxes	1,181	(2)	(2,146)	1,576	(2)	2,914

Net comprehensive income (loss)	$15,833		$(23,376)	$44,453		$(19,592)

(1)	Net of taxes of $56.

(2)	Net of taxes of $(2,575).

3.	Long-Term Investments, Incentive Allocations and Net Investment Income (Loss):

      The Company records three types of asset management revenue:

1.	Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds and FBR Asset Investment Corporation (“FBR-Asset”), based upon the amount of capital committed or under management. This revenue is recorded in base management fees in the Company’s statements of operations as earned.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Long-Term Investments, Incentive Allocations and Net Investment Income (Loss): (Continued)

2.	The Company also receives incentive allocations based upon the operating results of the partnerships and incentive fees from FBR-Asset. Incentive income represents a share of the gains in the partnerships and FBR-Asset, and is recorded in incentive allocations and fees and technology sector net investment and incentive loss in the Company’s statements of operations. The Company records incentive income from the partnerships based on when it is earned according to the related partnership or operating agreement.

3.	The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships and FBR-Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector net investment and incentive loss in the Company’s statements of operations.

      Long-term investments consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Equity method investments:
Proprietary investment partnerships, excluding technology sector	$30,689	$42,619
FBR Asset Investment Corporation	75,556	42,460
Marketable securities	4,031	4,894
Private debt investments	7,500	7,500
Cost method investments, excluding technology sector	750	—
Other	3,630	839

	122,156	98,312

Equity method investments — technology sector	15,212	14,584
Cost method investments — technology sector	7,944	7,086

	23,156	21,670

Total long-term investments	$145,312	$119,982

          FBR Asset Investment Corporation (“FBR-Asset”)

      During the quarter ended, and nine months ended September 30, 2002, the Company recorded $3,588 and $16,805, respectively, of net investment income in the statements of operations for its proportionate share of FBR-Asset’s net income. In addition, during the quarter, the Company purchased 100,000 shares of FBR-Asset common stock. As a result of this transaction, the Company purchased its interest above book value which, in accordance, with Statement of Financial Accounting Standards (“SFAS”) No. 141, created goodwill of $437. During the third quarter of 2002, the Company reduced its carrying basis of FBR-Asset for declared dividends of $3,250. During the quarter, the Company also recorded, in other comprehensive income, $1,181 for its proportionate share of FBR-Asset’s net unrealized gains related to available-for-sale securities and unrealized losses on cash flow hedges. During the first nine months of 2002, the Company reduced its carrying basis of FBR-Asset for declared dividends of $8,987. During the first nine months of 2002, the Company recorded, in other comprehensive income, $1,576 for its proportionate share of FBR-Asset’s net unrealized gains related to available-for-sale securities and unrealized losses on cash flow hedges. As of September 30, 2002, the net unrealized gain related to FBR-Asset that is included in the Company’s accumulated other comprehensive income has increased to $4,731.

      As of September 30, 2002, FBR-Asset’s market value per share was $31.26, which results in the Company’s investment in FBR-Asset having a market value of $81,276 compared with the book value at which the Company carries its investment of $75,556. The Company’s investment in FBR-Asset of $75,556 represents 52 percent of the Company’s total long-term investments and 15 percent of the Company’s total

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Long-Term Investments, Incentive Allocations and Net Investment Income (Loss): (Continued)

assets as of September 30, 2002. The following table summarizes FBR-Asset’s statements of financial condition and income (in thousands):

	FBR-Asset

	September 30, 2002	December 31, 2001

Total assets	$5,983,578	$1,325,125
Total liabilities	5,255,552	1,121,260

Total equity	$728,026	$203,865

FBR’s share of total equity	$75,556	$42,460

	FBR-Asset

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross revenues	$62,025	$9,582	$126,989	$18,889
Total expenses	30,069	5,220	60,199	10,158

Net income before net investment income	31,956	4,362	66,790	8,731
Net investment income	4,823	1,282	19,646	1,065

Net income before taxes	36,779	5,644	86,436	9,796
Income tax provision	(2,114)	—	(2,280)	—

Net income	$34,665	$5,644	$84,156	$9,796

          Available-For-Sale Securities

      As of September 30, 2002, $(246) of net unrealized losses related to the Company’s available-for-sale securities are included in accumulated other comprehensive income.

4. Executive Officer Compensation:

      During 2002, certain of the Company’s executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the “Plan”). The incentive bonus pool is calculated as up to twenty percent of pre-tax profits. During the quarter ended, and the nine months ended September 30, 2002, the Company recorded $4,498 and $11,518, respectively, of executive officer compensation, and, as of September 30, 2002, $6,904 of this executive officer compensation is accrued.

5. Income Taxes:

      As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results, its earnings are in excess of the NOL carryforward, and based upon current evidence and estimates, it will have earnings in excess of its other deferred tax asset items. Consequently, all of the deferred tax asset valuation allowance will be reversed ratably throughout the year and recorded in the income tax provision during the year ended December 31, 2002. Accordingly, in the third quarter based on the current evidence and estimated earnings for the year, the Company began providing for income taxes and recorded an income tax provision of $2,343 (net of the reversal of deferred tax asset valuation allowance) relating to the net income before extraordinary gain. Additionally, in the third quarter the company recorded an income tax provision of $536 related to the extraordinary gain recorded in the first quarter which was a change in estimate based upon current and estimated earnings for the year ended December 31, 2002. The Company’s estimated tax provision is based upon its estimated tax expense in excess of the deferred tax valuation allowances. The

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5. Income Taxes: (Continued)

Company’s effective tax rate for the quarter and nine-month periods was 16.0 percent and 6.2 percent respectively.

6. Net Capital Requirements:

      The Company’s U.S. broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. The Company’s U.K. broker-dealer subsidiary is subject to the net capital rules of the Financial Services Authority. As of September 30, 2002, the broker-dealer subsidiaries had aggregate net capital of $81,897, which exceeded the regulatory requirements by $78,021.

7. Earnings (Loss) Per Share:

      The following table presents the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Three Months Ended
	September 30, 2002		September 30, 2001

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding:
Common stock	46,370	46,370	45,808	45,808
Stock options	—	3,156	—	—

Weighted average common and common equivalent shares outstanding	46,370	49,526	45,808	45,808

Net earnings (loss) before extraordinary gain applicable to common stock	$15,649	$15,649	$(22,390)	$(22,390)

Earnings (loss) before extraordinary gain per common share	$0.34	$0.32	$(0.49)	$(0.49)

Net earnings (loss) applicable to common stock	$15,113	$15,113	$(22,390)	$(22,390)

Earnings (loss) per common share	$0.33	$0.31	$(0.49)	$(0.49)

	Nine Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2001

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding:
Common stock	45,995	45,995	48,122	48,122
Stock options	—	2,223	—	—

Weighted average common and common equivalent shares outstanding	45,995	48,218	48,122	48,122

Net earnings (loss) before extraordinary gain applicable to common stock	$42,317	$42,317	$(22,390)	$(22,390)

Earnings (loss) before extraordinary gain per common share	$0.92	$0.88	$(0.49)	$(0.49)

Net earnings (loss) applicable to common stock	$43,194	$43,194	$(23,419)	$(23,419)

Earnings (loss) per common share	$0.94	$0.90	$(0.49)	$(0.49)

      As of September 30, 2002 and 2001, respectively, 11,563,505 and 12,940,234 (both include 4,000,000 shares associated with the Employee Stock Purchase and Loan Plan that are treated as options) options to purchase shares of common stock were outstanding. As of September 30, 2002 and 2001, respectively,

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

7. Earnings (Loss) Per Share: (Continued)

8,362,689 and 6,751,784 of the total outstanding options were exercisable and 2,477,900 and 12,940,234 were anti-dilutive.

8. Commitments and Contingencies:

Contractual Obligations

      The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2002	2003	2004	2005	2006	Thereafter	Total

Short-term debt(1)	$69,081	$970	$—	$—	$—	$—	$70,051
Long-term debt	—	—	970	970	970	4,850	7,760
Minimum rental commitments	1,056	3,513	1,896	541	395	1,669	9,070
Capital commitments(2)	4,500	—	—	—	—	—	4,500

Total Contractual Obligations	$74,637	$4,483	$2,866	$1,511	$1,365	$6,519	$91,381

(1)	The short-term debt obligation in 2002 includes: $40,000 in the form of a subordinated loan which was repaid in October 2002, $16,975 of repurchase agreements, $8,040 in the form of a demand note that may be called at anytime, $5,009 in the form of a drawdown on a line-of-credit and other debt of $27.

(2)	The table above excludes $7,353 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Litigation

      As of September 30, 2002, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together “litigation”) relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses, including examination by regulatory bodies and requests for information relating to such examinations. There can be no assurance that these matters will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or liquidity. However, if, during any period, a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

9. Segment Information:

      The Company considers its capital markets and asset management operations to be two, separately reportable segments. During the third and fourth quarters of 2001, the Company significantly scaled-down the online financial services segment and recorded impaired capitalized software costs associated with this segment. Therefore, the online financial services segment reported in previous periods has been combined with the capital markets segment in 2002. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented (in thousands):

			Online
	Capital	Asset	Financial	Consolidated
	Markets	Management	Services	Totals

Three Months Ended September 30, 2002
Total revenues	$73,386	$8,326	$—	$81,712
Pre-tax income (loss)	18,995	(1,003)	—	17,992
Three Months Ended September 30, 2001
Total revenues	22,066	(358)	75	21,783
Pre-tax loss	(9,179)	(9,339)	(3,872)	(22,390)
Nine months Ended September 30, 2002
Total revenues	167,205	42,131	—	209,336
Pre-tax income	33,058	13,015	—	46,073
Nine months Ended September 30, 2001
Total revenues	89,786	9,314	288	99,388
Pre-tax loss	(8,068)	(9,086)	(6,265)	(23,419)

10. Related Party Transactions:

FBR-Asset

      As of September 30, 2002, the Company and its affiliated entities owned 2,844,700 shares or 11.35 percent of the outstanding common stock of FBR-Asset. As of December 31, 2001, the Company and its affiliated entities owned 2,349,186 shares or 27.63 percent of the outstanding common stock of FBR-Asset.

      The Company has a management agreement with FBR-Asset, expiring on December 17, 2002. The Company performs portfolio management services on behalf of FBR-Asset. These services include, but are not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to FBR-Asset’s assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of FBR-Asset’s portfolio of assets.

      The Company is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR-Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR-Asset’s invested assets during each calendar quarter. The Company recorded $2.6 million in base management fees during the third quarter of 2002, $5.7 million during the first nine months of 2002 and $1.8 million for the year ended December 31, 2001.

      The Company is also entitled to receive incentive fees based on the performance of FBR-Asset. The Company is entitled to an incentive fee calculated by reference to the preceding four-quarters, calculated as: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of FBR-Asset, which was $25.30 at September 30, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. The Company recorded $4.2 million in incentive fees during the third quarter of 2002, $8.7 million during the first nine months of 2002 and $1.7 million for the year ended December 31, 2001.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10. Related Party Transactions: (Continued)

      The Company had engaged Fixed Income Discount Advisory Company, Inc. (“FIDAC”) to manage FBR-Asset’s mortgage asset investment program (the “Mortgage Portfolio”) as a sub-adviser. As compensation for rendering services, FIDAC was entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. On March 22, 2002, the Company notified FIDAC that it had decided to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on the Company’s determination, after consultation with FBR-Asset’s Board of Directors, that it would be in the best interests of FBR-Asset and its shareholders to terminate the sub-advisory agreement in light of the increased size of FBR-Asset’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, the Company and FBR-Asset agreed to a reduction of the management fee that FBR-Asset will be required to pay the Company under the management agreement from 0.25 percent to 0.20 percent per annum of the average book value of FBR-Asset’s Mortgage Portfolio during each calendar quarter.

      The Company entered into an agreement in August 2001 with FBR-Asset and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) regarding FBR-Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the third quarter of 2002, pursuant to this agreement, the Pegasus earned $5.6 million in fees in connection with two investment banking transaction. During the first nine months of 2002, pursuant to this agreement, Pegasus earned $5.9 million in fees in connection with four investment banking transactions. Fees are earned when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company paid $2.9 million in fees to FBR-Asset in connection with three investment banking transactions and one unfunded commitment.

      During the first nine months of 2002, the Company earned $10.1 million in fees in its capital markets segment in connection with the Company’s broker-dealer subsidiary underwriting three follow-on public offerings for FBR-Asset. For the year ended December 31, 2001, the Company earned $4.4 million in fees in its capital markets segment in connection with one follow-on public offering for FBR-Asset.

Employee Stock Purchase and Loan Plan

      In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued five-year, limited recourse promissory notes to employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the 5,000,000 shares of stock purchased under the plan. As of September 30, 2002 and December 31, 2001, the balance outstanding on these loans was $23,799 and $22,706, respectively.

Employee Bank Loans

      FBR Group employees may apply for first mortgage residential loans from the Company’s wholly-owned subsidiary FBR National Bank & Trust. As of September 30, 2002 and December 31, 2001, the balance of outstanding loans to employees was $6,893 and $6,444, respectively.

11. Extraordinary Gain:

      In February 2002, the Company exercised 415,805 warrants to purchase FBR-Asset common stock. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired, creating negative goodwill which, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the Company recorded as an extraordinary gain of $1,413 ($877 after income taxes).

12. Accounting Developments:

      The Company has adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides that all business combinations initiated after June 30, 2001

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

12. Accounting Developments: (Continued)

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

      The Company will adopt SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. The adoption of SFAS No. 143 is not expected to have a material effect on the financial statements of the Company.

      The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement principally deals with implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 did not have a material effect on the financial statements of the Company.

      The Company will adopt SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” on January 1, 2003. This statement primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a material effect on the financial statements of the Company.

      The Company will adopt SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 is not expected to have a material effect on the financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2002 and 2001, and the Notes thereto and the Company’s 2001 Annual Report on Form 10-K.

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

      During the first nine months of 2002, we continued to experience an increase in underwriting, private placement, M&A and advisory activity, especially in two of our focused industry sectors: the financial institutions and real estate sectors and, to a lesser extent, the energy, healthcare and technology sectors. The economic slowdown that began in the second half of 2000, however, continued to adversely affect equity valuations and has now adversely affected the broad equity markets. In addition, the advent of decimal pricing in 2001 has continued to adversely affect secondary equity market trading margins.

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

RESULTS OF OPERATIONS

     Three months ended September 30, 2002 compared to three months ended September 30, 2001

      The Company’s revenues increased 275% from $21.8 million in 2001 to $81.7 million in 2002, primarily due to an increase in revenues from investment banking and, to a lesser extent, an increase in asset management and institutional brokerage revenues.

RESULTS OF OPERATIONS — continued

Three months ended September 30, 2002 compared to three months ended September 30, 2001 — continued

      Underwriting revenue increased 204% from $9.9 million in 2001 to $30.1 million in 2002. The increase is attributable to larger average transaction size. During the third quarter of 2002, the Company managed three public offerings raising $672.5 million and generating $30.1 million in revenues. During the third quarter of 2001, the Company managed seven public offerings, raising $525.8 million and generating $9.9 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $75.1 million in 2001 to $224.2 million in 2002.

      Corporate finance revenue increased significantly from $1.2 million in 2001 to $26.2 million in 2002, primarily due to one large private placement in 2002. The Company completed three private placements in 2002, generating $25.2 million in revenues. This compares with one private placement generating $1.0 million in revenues in 2001. M&A and advisory fee revenue increased to $1.0 million in 2002 from $0.2 million in 2001 due to an increase in the number of deals completed. In 2002, the Company completed two M&A transactions compared to zero in 2001.

      Institutional brokerage revenue from principal transactions (primarily client transactions in NASDAQ securities) increased 35% from $4.2 million in 2001 to $5.7 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services. Net trading gains increased from $0.4 million in 2001 to $1.1 million in 2002.

      Institutional brokerage agency commissions increased 46% from $5.9 million in 2001 to $8.6 million in 2002. The Company believes that this increase was achieved by greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 24% from $5.8 million in 2001 to $7.2 million in 2002, primarily due to additional fees earned as a result of the increased size of FBR-Asset and, to a lesser extent, our other managed vehicles.

      Asset management incentive allocations and fees increased 330% from $1.0 million in 2001 to $4.3 million in 2002. Incentive allocations in 2002 are primarily from FBR-Asset.

      Asset management net investment loss decreased 2% from $(2.8) million in 2001 to $(2.7) million in 2002. Net investment loss in 2002 includes: $(6.3) million of net investment loss from investments in managed vehicles offset by $3.6 million of net investment income generated from our investment in FBR-Asset. Net investment loss in 2001 was primarily a result of net investment loss from investments in managed vehicles.

      Asset management technology sector net investment and incentive loss decreased from $(6.6) million in 2001 to $(2.2) million in 2002. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles and, to a lesser extent, from a third party fund that was invested primarily in public securities. Technology sector net investment and incentive loss in 2001 was primarily from investments in venture capital proprietary investment partnerships.

      Unrealized gains related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $4.5 million as of September 30, 2002. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary”, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 54% from $2.8 million in 2001 to $1.3 million in 2002, primarily due to a decrease in earnings on invested cash primarily as a result of a decline in interest rates coupled with increased interest expense as a result of our short-term loans as well as interest accretion associated with our long-term secured loan.

RESULTS OF OPERATIONS — continued

Three months ended September 30, 2002 compared to three months ended September 30, 2001 — continued

      Total expenses increased 44% from $44.2 million in 2001 to $63.7 million in 2002, primarily due to an increase in variable compensation expense associated with increased revenue.

      Compensation and benefits expense increased 88% from $24.3 million in 2001 to $45.7 million in 2002. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage, and a new executive officer compensation plan in 2002, which is calculated as up to twenty percent of pre-tax profits. As a percentage of revenues, compensation and benefits expense decreased from 114% in 2001 to 56% in 2002.

      Business development and professional services increased 14% from $7.6 million in 2001 to $8.7 million in 2002, primarily due to an increase in travel and legal expenses associated primarily with the increase in investment banking activity and, to a lesser extent, an increase in subadvisory fees.

      Clearing and brokerage fees decreased 22% from $1.8 million in 2001 to $1.4 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 18% in 2001 to 10% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

      Occupancy and equipment expense decreased 60% from $5.7 million in 2001 to $2.3 million in 2002, primarily due to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $3.4 in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of the $2.7 million accelerated write-off of capitalized fbr.com software costs due to the Company determining such capitalized costs were impaired and written-off during the third quarter of 2001.

      Communications expense increased 25% from $1.6 million in 2001 to $2.0 million in 2002, primarily due to the opening of new offices and higher levels of business.

      Other operating expenses were fairly stable, increasing 3% from $2.9 million in 2001 to $3.0 million in 2002.

      The income tax provision increased from zero in 2001 to $2.3 million in 2002. As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results, its earnings are in excess of the NOL carryforward, and based upon current evidence and estimates, it will have earnings in excess of its other deferred tax asset items. Consequently, all of the deferred tax asset valuation allowance will be reversed ratably throughout the year and recorded in the income tax provision during the year ended December 31, 2002. Accordingly, in the third quarter based on the current evidence and estimated earnings for the year, the Company began providing for income taxes and recorded an income tax provision of $2.3 million (net of the reversal of deferred tax asset valuation allowance) relating to the net income before extraordinary gain.

      Additionally, in the third quarter the company recorded an income tax provision of $0.5 million related to the extraordinary gain recorded in the first quarter which was a change in estimate based upon current and estimated earnings for the year ended December 31, 2002.

     Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

      The Company’s revenues increased 111% from $99.4 million in 2001 to $209.3 million in 2002, primarily due to an increase in revenues from investment banking and, to a lesser extent, an increase in asset management and institutional brokerage revenues.

      Underwriting revenue increased 152% from $26.9 million in 2001 to $67.7 million in 2002. The increase is attributable to more managed transactions completed in 2002 as well as a larger average size per transaction. During the first nine months of 2002, the Company managed 27 public offerings, raising $3.3 billion and generating $67.7 million in revenues. Underwriting revenue during the first nine months of 2002 included $10.9 million in fees associated with FBR-Asset’s three secondary offerings in January, April and June 2002. During the first nine months of 2001, the Company managed fifteen public offerings, raising $1.1 billion and

RESULTS OF OPERATIONS — continued

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001 — continued

generating $26.9 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $73.6 million in 2001 to $120.5 million in 2002.

      Corporate finance revenue increased 121% from $21.5 million in 2001 to $47.5 million in 2002, primarily due to an increase in the number of M&A and private placement transactions completed in 2002. The Company completed six private placements in 2002, generating $32.1 million in revenues. Such amounts compare with three private placements in 2001, generating $16.5 million in revenues. M&A and advisory fee revenue increased to $15.4 million in 2002 from $5.0 million in 2001 due to an increase in the number of deals completed. The Company completed 11 M&A transactions in 2002, versus six M&A transactions completed in 2001.

      Institutional brokerage revenue from principal transactions (primarily client transactions in NASDAQ securities) increased 37% from $15.5 million in 2001 to $21.2 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services. Net trading gains were $0.7 million in 2002 compared to $0.3 million in 2001.

      Institutional brokerage agency commissions increased 48% from $18.5 million in 2001 to $27.3 million in 2002. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 50% from $13.9 million in 2001 to $20.8 million in 2002, primarily due to additional fees earned as a result of the increased size of FBR-Asset and other managed vehicles and, to a lesser extent, our acquisition of MMA/ Rushmore.

      Asset management incentive allocations and fees increased from $1.8 million in 2001 to $9.0 million in 2002. Incentive allocations in 2002 are primarily from FBR-Asset.

      Asset management net investment income increased 211% from $3.8 million in 2001 to $11.8 million in 2002. Net investment income in 2002 includes: $16.8 million of net investment income generated from our investment in FBR-Asset (reflecting share issuances), and $0.2 million of realized gains related to available-for-sale securities offset by $(5.0) million of net investment loss from investments in managed vehicles, $(0.2) million of net investment loss related to losses on our marketable securities. Net investment income in 2001 includes: $2.1 million (net of $1.1 million of investment loss, representing dilution associated with FBR-Asset’s secondary offering in August 2001) of net investment income generated from our investment in FBR-Asset; $1.7 million of realized gains related to private, mezzanine investments; and $1.4 million of net investment income from investments in managed vehicles offset by $(1.0) million of “other than temporary” unrealized depreciation related to an available-for-sale security and $(0.4) million of net investment loss related to losses on our marketable securities.

      In February 2002, the Company exercised 415,805 warrants to purchase FBR-Asset common stock. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired, creating negative goodwill which, in accordance with SFAS No. 142, the Company recorded as an extraordinary gain of $1.4 million.

      Asset management technology sector net investment and incentive loss decreased 63% from $(15.4) million in 2001 to $(5.7) million in 2002 as a result of significant declines in the value of portfolio companies of FBR Technology Ventures Partners, L.P. (“TVP I”) and FBR Technology Venture Partners II (“TVP II”) in 2001. Technology sector net investment and incentive loss in 2001 was primarily from investments in venture capital proprietary investment partnerships, of which $(11.4) million was associated with TVP I and TVP II. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(1.6) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities.

      Unrealized gains related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $4.5 million as of September 30, 2002. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary”, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in

RESULTS OF OPERATIONS — continued

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001 — continued

which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 40% from $6.7 million in 2001 to $4.0 million in 2002, due to a decrease in earnings on invested cash primarily as a result of a decline in interest rates coupled with increased interest expense as a result of our short-term loans as well as interest accretion associated with our long-term secured loan.

      Total expenses increased 34% from $122.8 million in 2001 to $164.7 million in 2002, primarily due to an increase in variable compensation expense associated with increased revenue.

      Compensation and benefits expense increased 58% from $73.3 million in 2001 to $115.5 million in 2002. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage, and a new executive officer compensation plan in 2002, which is calculated as up to twenty percent of pre-tax profits. As a percentage of revenues, compensation and benefits expense decreased from 74% in 2001 to 55% in 2002.

      Business development and professional services increased 8% from $21.2 million in 2001 to $23.0 million in 2002. This change was primarily due to an increase in travel and legal expenses that was mostly caused by the increase in investment banking activity and, to a lesser extent, increased costs associated with our acquisition of MMA/ Rushmore in April 2001, offset by a decrease in recruiting expenses.

      Clearing and brokerage fees decreased 24% from $5.1 million in 2001 to $3.9 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 15% in 2001 to 8% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

      Occupancy and equipment expense decreased 41% from $11.1 million in 2001 to $6.6 million in 2002, primarily due to a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased $4.7 in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of the $2.7 million accelerated write-off of capitalized fbr.com software costs due to the Company determining such capitalized costs were impaired and written-off during the third quarter of 2001.

      Communications expense increased 50% from $4.2 million in 2001 to $6.3 million in 2002, primarily due to the opening of new offices and increased levels of business.

      Other operating expenses increased 11% from $7.2 million in 2001 to $8.0 million in 2002, primarily due to the opening of new offices as well as our acquisition of MMA/ Rushmore in April 2001. During 2002, the Company recorded $1.0 million in amortization expense associated with the MMA acquired management contracts compared to $0.7 million in 2001.

      The income tax provision increased from zero in 2001 to $2.3 million in 2002. As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results, its earnings are in excess of the NOL carryforward, and based upon current evidence and estimates, it will have earnings in excess of its other deferred tax asset items. Consequently, all of the deferred tax asset valuation allowance will be reversed ratably throughout the year and recorded in the income tax provision during the year ended December 31, 2002. Accordingly, in the third quarter based on the current evidence and estimated earnings for the year, the Company began providing for income taxes and recorded an income tax provision of $2.3 million (net of the reversal of deferred tax asset valuation allowance) relating to the net income before extraordinary gain.

      Additionally, in the third quarter the company recorded an income tax provision of $0.5 million related to the extraordinary gain recorded in the first quarter which was a change in estimate based upon current and estimated earnings for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. We have used, and may continue to use temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At September 30, 2002, we had $70.1 million of short-term loans payable, of which $17.0 million represented repurchase agreements, $40.0 million was in the form of a subordinated loan, $8.1 million was on margin and $5.0 million was a drawdown on a line-of-credit. We have no long-term debt other than acquisition related debt of $6.1 million.

      Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of September 30, 2002, liquid assets consisted primarily of cash and cash equivalents of $92.1 million and a receivable for cash on deposit with FBRC’s clearing broker of $161.3 million, for a total of $253.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $5.2 million in liquid marketable securities.

      As of September 30, 2002, we had $40.0 million outstanding under a $40.0 million subordinated revolving loan from an affiliate of FBRC’s clearing broker that is allowable for net capital purposes and expires August 2004. Subsequent to September 30, 2002, we repaid the outstanding $40.0 million loan. During the second quarter of 2002, we finalized a $20.0 million working capital line of credit with a commercial bank. The line of credit is secured by employee receivables and is subject to liquidity tests. As of September 30, 2002, our borrowing capacity under this line was $17.9 million, of which $5.0 million was drawn down, at interest terms of LIBOR plus 1.95 percent. The line of credit expires June 7, 2003.

      Long-term investments primarily consist of our investment in FBR-Asset, investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements. During the first nine months of 2002, we redeployed approximately $10 million of capital from hedge fund investments to FBR-Asset and Capital Crossover Partners.

      We are a financial holding company (an “FHC”) under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. FHC’s are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of September 30, 2002, we had total and tier one capital ratios of 57.8 percent and 51.7 percent, respectively.

      FBRC and FBRIS, as broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2002, all of our broker/dealers were required to maintain minimum regulatory net capital of $3.9 million and had total regulatory net capital of $81.9 million, which was $78.0 million in excess of their requirement. Regulatory net capital requirements increase when the broker/dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

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

LIQUIDITY AND CAPITAL RESOURCES — continued

Management believes, as of September 30, 2002, FBR National Bank meets all capital adequacy requirements to which it is subject.

      As of September 30, 2002, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR National Bank’s “well-capitalized” status.

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

      As of September 30, 2002, we had $11.9 million of uncalled commitments to various investment partnerships that may be called over the next ten years.

      We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company’s Class A Common Stock. Since the announcement of this share repurchase program, we have repurchased 1,468,027 shares as of September 30, 2002, leaving 1,031,973 additional shares authorized for repurchase. Of the total shares repurchased, 850,217 have been reissued to employees pursuant to our Employee Stock Purchase Plan.

Item 3. Changes In Information About Market Risk

      None.

Item 4. Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers, Emanuel J. Friedman and Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Emanuel J. Friedman, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Forward-Looking Statements

      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition among venture capital firms and the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) and pension plan inflows or outflows, volatility of the securities markets, available technologies, government regulation, economic conditions and competition for business and personnel in the business areas in which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2001 and especially the section “Business — Factors Affecting Our Business, Operating Results and Financial Condition”.

PART II — OTHER INFORMATION

Item 6. Reports on Form 8-K

•	October 30, 2002: Third Quarter 2002: Earnings Press Release, Long-Term Investment Matrix and conference call script

•	October 7, 2002: Interview of Robert S. Smith by Dow Jones & Company

•	September 13, 2002: Release announcing presentation at the Wall Street Forum

•	September 5, 2002: Release announcing American Financial Realty Trust institutional placement

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATION

I, Emanuel J. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

/s/ EMANUEL J. FRIEDMAN

Emanuel J. Friedman
Chairman and Co-Chief Executive Officer

CERTIFICATION

I, Eric F. Billings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

/s/ ERIC F. BILLINGS

Eric F. Billings
Vice Chairman and Co-Chief Executive Officer

CERTIFICATION

I, Kurt R. Harrington, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

/s/ KURT R. HARRINGTON

Kurt R. Harrington
Chief Financial Officer