Form 10-K
period 2002-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2003-03-28
CIK 1048750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13731

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1837743
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North Arlington, VA 22209	(703) 312-9500 (Registrant’s telephone number including area code)
(Address of principal executive offices) (Zip code)

Securities registered pursuant to section 12(b) of the act:

Title of Securities	Exchanges on Which Registered

Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Aggregate market value of the voting stock held by non-affiliates of the Registrant: $388,380,614 as of June 28, 2002.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

23,962,994 shares of Class A Common Stock as of June 28, 2002 and 26,375,999 shares of Class B Common Stock as of June 28, 2002.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

      This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the overall environment for interest rates, repayment speeds within the mortgage backed securities market, risk associated with equity investments, the demand for public offerings, activity in the secondary securities markets, competition among financial services firms for business and personnel, the high degree of risk associated with venture capital investments, the effect of demand for public offerings, mutual fund and 401(k) pension plan inflows or outflows in the securities markets, volatility of the securities markets, available technologies, the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus, fluctuating quarterly operating results, the availability of capital to us and risks related to online commerce. We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K, especially in the section entitled “Risk Factors” beginning on page 28. This entire Form 10-K, including the Consolidated Financial Statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

Item 1.     Business

Merger between Friedman, Billings, Ramsey Group, Inc. and FBR Asset Investment Corporation

      On November 15, 2002, Friedman, Billings, Ramsey Group, Inc. (“FBR”, “we”, “our” “us”) announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. Definitive proxy materials describing the terms of the merger and other relevant information relating to the merger were filed with the United States Securities and Exchange Commission on February 26, 2003. Separate special meetings of FBR and FBR Asset shareholders are scheduled to be held on March 28, 2003 to vote on approval of the merger. Assuming the merger is approved at both meetings, we intend to complete the merger as soon as practical after the meetings. Please see “Risk Factors Concerning the Merger” for a discussion of the risks associated with the merger.

      We are required to file this Form 10-K for 2002, even though the merger is about to be completed. Assuming the merger is completed, the surviving corporation will be named Friedman, Billings, Ramsey Group, Inc. We refer to the surviving corporation in this report as “New FBR”. The merger will be accounted for as a purchase of FBR Asset by us, using the purchase method of accounting and we will be the accounting acquiror. New FBR’s business will be the businesses previously conducted by FBR and FBR Asset. Following completion of the merger, New FBR intends to qualify as a REIT for U.S. federal income tax purposes. New FBR will be a self-managed REIT, as compared to FBR Asset, which is externally managed by us. New FBR will succeed to FBR Asset’s REIT election for U.S. federal income tax purposes. Our REIT-eligible assets and activities will be held and performed in REIT format, while our assets and activities that are not REIT-eligible, such as our operating businesses, will be held and performed in taxable REIT subsidiaries. Any profits attributable to the businesses of such taxable REIT subsidiaries will be fully subject to corporate income tax, and after-tax net income of these subsidiaries may be retained by the subsidiary or distributed up to New

FBR. Any such distribution to New FBR will be subject to REIT rules requiring the payment of dividends to shareholders.

      You may read and copy the definitive proxy materials and any other reports, statements or other information that we and FBR Asset have filed with the SEC at the SEC’s public reference room at Public Reference Room, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet worldwide web site maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange, which is located at 20 Broad Street, New York, New York 10005.

General

      The following discussion of our business concerns (1) business conducted directly by us and (2) the business of FBR Asset, in which we had a 9.94% ownership interest as of December 31, 2002 and which we manage pursuant to a management agreement. If the merger is completed, the business of FBR Asset will be conducted by New FBR.

      We are a holding company for businesses that provide the following products and services:

•	Investment Banking

•	Institutional Brokerage

•	Asset Management

•	Merchant Banking

•	Principal Investing in Mortgage Backed Securities (MBS)

      Through these businesses, we provide a wide array of financial products and services in the following broad industry sectors that we believe offer significant business opportunities: financial services, real estate, technology, healthcare, energy and diversified industries. We have continued to strengthen our business by adding coverage of new industry sectors, broadening and deepening our research, institutional brokerage and investment banking coverage within our industry sectors, adding new products and services that benefit from our knowledge of each sector, and building a wider customer base.

      We believe that our goal of building shareholder value is best achieved by strengthening our competitive position and thus our financial position. In order for us to remain competitive, it is important for us to focus on our industry sectors and within those sectors offer a broad range of products and services both to corporate issuers who are seeking advice and financing, and to our brokerage and asset management customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies’ finance and advisory needs grow. As a merchant bank and investment bank, we seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

      We seek to bolster revenue and predictability of earnings by investing, as principal, the majority of our capital. Historically we have primarily invested in our managed funds and FBR Asset. After the merger, New FBR will continue this strategy by investing in MBS and merchant banking opportunities.

      We are a Virginia corporation, and the successor company to that founded in 1989 by our Co-Chief Executive Officers, Emanuel J. Friedman and Eric F. Billings, and by W. Russell Ramsey, who remains a director of our company. As of December 31, 2002, we had 481 employees engaged in the following activities: 82 in research, 135 in institutional brokerage (including sales and trading, private client services, and online brokerage), 91 in investment banking, 96 in asset management (including mutual fund servicing, trust, custody and other bank services, 57 in accounting, administration and operations, 12 in compliance, legal, risk management and internal audit, and 8 in the executive group. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

      Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also have offices in Bethesda, Maryland; Atlanta, Georgia; Boston, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Irvine, California; New York, New York; Portland, Oregon; San Francisco, California; Seattle, Washington; Vienna, Austria; and London, England.

Strategy

      We seek to combine businesses that provide relatively predictable revenues and good profitability from diverse business lines and customer bases with businesses that, although less predictable, have greater potential for higher levels of profitability. In the first category, we include our brokerage business, that portion of our asset management business that generates fees based on a percentage of assets under management and a base level of return on our principal investment activity (generally targeted at 10-12% in merchant banking). In the second category, we include our investment banking business, that portion of our asset management businesses that provides for incentive income based on gains above a certain level, and excess returns on our merchant banking activity.

      We also seek to combine businesses that provide potential for significant revenue growth, with businesses that can provide comparatively predictable income. Over time we have achieved significant revenue growth in our operating businesses — investment banking, institutional brokerage and asset mangement, despite quarter to quarter volitility, which we expect to continue given the nature of those businesses. The addition of merchant banking and MBS earnings provides the potential for less volitile revenues and more predictable earnings.

      In managing our balance sheet, we have historically avoided the use of leverage. At December 31, 2002, our asset to equity ratio was 1.66 to 1, (one of) the lowest in the brokerage industry. Even with the use of repurchase agreements in the MBS strategy, we seek to minimize structural leverage risks, by avoiding leverage against non-MBS assets, and leverging against high credit quality MBS assets that are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.

      We seek to achieve operating leverage in three ways. First, we leverage our expertise in each of our industry sectors by applying that expertise to our products and services in our research, securities brokerage, investment banking, and asset management businesses. Second, we leverage our return on investment by investing in our own asset management funds that provide us with incentive income on the assets invested in the funds by our customers. As a result, we have the opportunity to receive a return that is disproportionate to our investment. Third, our goal is a cost structure in which fixed costs are comparatively low, and incentive compensation and a large element of other expenses are variable as they relate to revenue or income levels. In 2002, our ratio of compensation to net revenue was less than 55%.

     Revenues

      Our revenues for the years ended December 31, 2002, 2001 and 2000 were $268.2 million, $160.8 million and $180.9 million, respectively. The increase in revenue from 2001 to 2002 is primarily due to increases in investment banking and asset management revenue (including returns on principal investment) and to a lesser extent increases in institutional brokerage revenue. See the table on page 50 for the percentage of total revenues contributed by each of our business lines.

      We began in 1989 as an institutional brokerage firm offering specialized research, sales and trading. We have maintained and enhanced this business, and in 2002 it contributed about one-quarter of our revenues. In late 1992, we added investment banking to our capital markets business. In 2002, investment banking contributed about one-half of our revenues.

      In 1989, we launched our first hedge fund, which we continue to manage, and have remained active in the asset management business. In late 1996, we expanded our asset management business, initiating several new asset management products and hiring professionals to lead those efforts. Among these were our venture capital and mutual fund businesses. Our assets under management have increased from $119.3 million at the beginning of 1996 to $2.8 billion (excluding FBR Asset) at the end of 2002 (assets under management for these purposes refers to “productive capital assets” — the amount on which our base management fees are calculated). The base management fees (including mutual fund servicing fees, but excluding fees from FBR Asset) on these productive capital assets under management were $5.2 million for the fourth quarter of 2002 or $20.8 million on an annualized basis, representing 0.7% per annum of productive capital assets under management (excluding FBR Asset), or 1.4% per annum of net assets under management (excluding FBR Asset) at December 31, 2002. See Management’s Discussion and Analysis — Operations Group — Asset Management Group for a discussion of Gross, Net and Productive Capital Assets Under Management.

      We also have the potential to earn incentive allocations and fees on some of our alternative asset investment products. We also invest in our own asset management products, and earn a return on our investment. In 2002, asset management contributed about 20.1% of our revenues (including unrealized gains and losses included in investment and incentive income).

     Industry Sector Focus

      We began our business focused on the middle market financial services sector, in particular thrifts and small banks and have expanded our financial institutions coverage to include non-deposit taking institutions and insurance companies. We extended sector coverage to the related area of real estate during 1994 to 1996. In 2002, we ranked in the top five, as measured by number of transactions, as an equity underwriter among lead-managing underwriters in both of these sectors. (Source: CommScan LLC.)In 1996, we began to actively expand our sector coverage to industries with significant growth potential and capital needs, that are less closely related to the financial sector. In doing this, we have built our business in sectors that we believe are somewhat counter-cyclical to each other, with some providing active business opportunities to us when others are not. By the end of 2002, we were focused on six broad industry sectors: financial institutions, real estate, technology, healthcare, energy and diversified industries.

     Customer Base

      The customer base of our brokerage business has historically been primarily institutional, including large national institutions such as well-known mutual fund complexes, as well as smaller, private investment pools. We have built increased business from this existing base, and from new institutional customers, by providing research, sales and trading in dedicated teams by industry and by customer. We believe that this strategy allows us to better serve the needs of our institutional customers; we have achieved increased brokerage business from these institutions as a result.

      Starting in late 1997, we have also pursued a strategy of building our client base of high net worth individuals (generally, net worth of more than $1.5 million) through a specialized private client services group that offers brokerage and asset management services specifically designed to meet the needs of major shareholders, investment offices, pension plans and foundations, as well as other high net worth individuals.

      In early 1999, we extended our customer coverage by adding an online retail group, for the first time. This retail effort is entirely online, which we believe can be a more efficient and cost-effective platform to serve the needs of retail customers than a retail branch network of commission brokers.

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

      As of December 31, 2002, our principal investments were primarily focused on three sectors: financial services, real estate and technology. Our single largest investment, representing 50% of our long-term investments as of December 31, 2002, was our equity interest in FBR Asset. At December 31, 2002, 86% of

FBR Asset’s net equity was in mortgage backed securities guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae, 13% was invested in equity securities, and 1% was in cash or cash equivalents. See the financial statements of FBR Asset at page G-1.

      After the merger, New FBR will pursue most of its principal investing, including merchant banking and MBS investing, in the parent company REIT.

Capital Markets: Investment Banking and Institutional Brokerage

      Historically, we have derived the majority of our revenues from our capital markets business — investment banking and institutional brokerage.

      In investment banking we provide a broad range of services, including, capital raising services and merger and acquisition, restructuring and other advisory services.

     Capital Raising Services

      Our capital raising activities include a wide range of securities, structures and amounts. We are a leading underwriter of equity securities and are dedicated to the successful completion and aftermarket performance of underwriting transactions we execute. Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”) was ranked first among major equity underwriters for the one-and five-year periods ended December 31, 2002, as measured by the aftermarket performance of lead-managed public underwritten transactions (rankings for lead managers of 10 transactions for the one-year period and 25 transactions for the five-year period, across all industries and all market capitalizations, excluding closed-end funds, according to CommScan LLC). For 2002, FBR & Co. ranked eighth (as measured by the dollar volume raised) and third ( as measured by number of transactions) as a lead manager of equity underwritings (excluding closed-end funds) across all industries for issuers with market capitalizations below $1 billion, and twelfth (as measured by dollar volume raised) and ninth (as measured by number of transactions) for all issuers regardless of market capitalization (20 lead-managed underwritings raising $1.9 billion) according to CommScan LLC.

      Our strategy is to maintain long-term relationships with our corporate clients by serving their capital and advisory needs beyond their initial access to capital markets. In 2002, at least 30% of our 28 lead or sole managed capital raising transactions, represented repeat business from our clients. We seek to increase our base of public company clients by serving as a lead or co-manager, or syndicate member, in follow-on offerings for companies that we believe have attractive investment characteristics, whether or not we participated as a lead or co-manager in the IPOs for such companies.

     Mergers and Acquisitions, Restructuring and Other Advisory Services

      Our mergers and acquisitions group uses our business valuation skills and capital markets experience to evaluate merger and acquisition candidates and opportunities for our clients. We believe that our activities and reputation have created a network of relationships that enables us to identify and execute mutually beneficial combinations between companies. As a financial adviser, we rely upon our experience gained through in-depth and daily involvement in the capital markets.

      Restructuring and other financial advisory services have included valuation advice, fairness opinions, advice on mergers and acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs.

     Institutional Brokerage

      We focus on providing research, institutional sales and trading services to equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires the special marketing capital and trading expertise that we provide.

      Our sales professionals provide services to a nationwide institutional client base as well as to institutional clients in Europe and elsewhere. Sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client.

      Our trading professionals facilitate trading in equity and high-yield securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of major institutions in the United States, Europe and elsewhere. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange, through FBR & Co.’s clearing broker. At year-end 2002, FBR & Co. made a market in 480 securities.

     Private Client Services

      Since our inception in 1989, we have provided services to small institutions, as well as to sophisticated high net worth clients. In late 1997, we formed the Private Client Group (PCG) to focus on the growth of this business.

      The PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals — generally individuals with a net worth in excess of $1.5 million. Using a consultative approach, PCG professionals research, interpret, evaluate and recommend sophisticated investment strategies. PCG provides hedging and monetizing solutions for significant equity positions. PCG professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PCG assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PCG offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity.

      PCG also offers a range of asset allocation and long range wealth management services. Management of assets allocated to various strategies is provided by us, and by external managers. PCG clients are also afforded access to our proprietary asset management products, institutional research and new securities issues.

     Online Distribution Services

      In 1999, we opened an online securities distribution channel. In addition to traditional online brokerage services such as low-cost trades, quotes and news, this service offers investors the opportunity to participate in IPOs and follow-on offerings in which we participate as an underwriter through our proprietary Offering MarketplaceSM. In addition, we offer online access to a mutual fund supermarket with over 8,000 funds.

     Research

      A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 380 companies in our focus industry sectors. Our research covers equity, high yield and special situtations. In addition, our metro-Washington, D.C. based Economic and Policy Research Group provides general economic analysis, and insight on the federal government’s activities as they effect the economy and the market.

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

      We have focused our research efforts in some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include technology, bio-technology, genomics, healthcare, banks, thrifts, real estate investment trusts, specialty finance and insurance companies, energy and diversified industries. We believe that within these industry sectors there will be great demand for the products and services we offer and that this in turn will provide ample diversification opportunities for our business.

      After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensure that new developments are effectively communicated to our sales force and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments.

Asset Management

      Since 1989, we have managed hedge funds and other alternative asset management products. Since 1996, we have expanded these specialized asset management capabilities, adding private equity, arbitrage, venture capital and public mutual funds as part of our stategy to diversify our revenue stream.

      We use the expertise of our portfolio managers and other professionals to develop and implement investment products for institutional investors and high net worth individual investors. Following is a description of the primary products that we manage; we also provide placement, advisory and administrative services to other funds.

ASSET MANAGEMENT PRODUCTS

		Year
Type of Fund	Type of Investment	Commenced

Private Equity/ Venture Capital

FBR Private Equity Fund, L.P. (PEF)	Private equity/mezzanine financing	1996

FBR Technology Venture Partners, L.P. (TVP)	Pre-IPO stage financings	1997

FBR Financial Services Partners, L.P. (Financial Services)	Financial services private equity	1998

FBR Technology Venture Partners II, L.P. (TVP II)	Pre-IPO stage financings	1999

FBR CoMotion Venture Capital, L.L.C. (CoMotion)	Pre-IPO stage financings	2000

Hedge and Other Funds Focused on Public Equity

FBR Weston, Limited Partnership	Long-term opportunistic	1989

FBR Ashton, Limited Partnership	Financial equities	1992

FBR Opportunity Fund, Ltd.	Financial equities offshore	1995

FBR Arbitrage, L.L.C	Merger/special situation arbitrage	1998

FBR Arbitrage Limited	Merger/special situation arbitrage offshore	2002

Mutual Funds

FBR American Gas Index Fund	Common stocks of natural gas distribution, gas pipeline, diversified gas, and combination gas and electric companies headquartered in the U.S.	1989

FBR Financial Services Fund	Financial services companies	1996

FBR Small Cap Financial Fund	Small-cap companies that provide financial services to consumers and industry	1996

FBR Small Cap Value Fund	Small-cap companies with assets less than $3 billion	1996

FBR Technology Fund	Companies principally engaged in research, design, development, manufacturing or distributing products or services in the technology industry	2002

FBR Fund for Government Investors	Short-term U.S. Government securities	1975

FBR Maryland Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the State of Maryland, its political subdivisions and other issuers exempt from federal income tax and Maryland state income tax.	1983

FBR Virginia Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the Commonwealth of Virginia, its political subdivisions and other issuers exempt from federal income tax and Virginia state income tax.	1983

FBR Tax-Free Money Market Portfolio	Short-term tax-exempt municipal securities	1983

FBR Total Return Bond Fund	U.S. Government securities with maturities that range from short to long-term	1985

FBR Asset Investment Corporation	Mortgage-backed securities, mezzanine loans, equity securites of real estate and other companies.	1997

     Private Equity and Venture Capital Funds

      At December 31, 2002, our private equity and venture capital funds had $94.1 million in gross assets under management and $336.4 million in productive capital on which our base management fees of 2% to 2.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

     Hedge Funds

      At December 31, 2002 our hedge funds had $248.6 million in gross assets under management and $163.6 million in productive capital on which our base management fees of 1% to 1.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

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

      We are also the manager of the FBR American Gas Index Fund, an equity index fund, the FBR Fund for Government Investors, a money market fund that invests in short term U.S. government securities, and of several smaller money market and bond funds.

      At December 31, 2002, our mutual funds had assets under management of approximately $1.2 billion. We receive base asset management fees and mutual fund servicing fees on these assets for a total ranging from 0.75% to 1.25% in fees, depending on the fund. Through FBR National Bank & Trust (“FBR Bank”) we provide custody, transfer agency and mutual fund servicing to our funds and one other fund family. In addition, FBR Bank also provides trust and custody services for non-mutual fund assets.

Business of FBR Asset

      Following is a discussion of FBR Asset’s current business. As noted on page 2, after our merger with FBR Asset, its business will be conducted by New FBR. For purposes of the discussion of FBR Asset’s current business, the term “FBR Asset” refers to FBR Asset as it presently exists and the terms “we” or “our” refer to FBR in its current capacity as manager (through one of its investment advisor subsidiaries) of FBR Asset.

      FBR Asset is a Virginia corporation that was formed in November 1997 and has elected to be taxed as a real estate investment trust (REIT). FBR Asset was formed to make opportunistic investments in debt and equity securities of companies engaged in real estate-related and other businesses. Many of these investment opportunities have been identified by FBR or its affiliates. FBR Asset invests in:

•	mortgage-backed securities;

•	merchant banking opportunities, including mezzanine or senior loans; and equity securities.

      FBR Asset may from time to time make other opportunistic investments that may or may not be real estate-related. FBR Asset invests in non-real estate-related assets subject to maintaining its, and subsequent to the merger, New FBR’s REIT qualification.

     Composition of FBR Asset’s Assets and Equity Capital

      At December 31, 2002, FBR Asset had total assets of $5.4 billion and equity capital of $752.2 million. These were divided among its investments as follows:

		Equity
	Assets	Capital

Equity Securities	2%	13%

Mortgage-backed securities	97%	86%

Cash and other assets	1%	1%

     Operating Policies & Strategies

      FBR Asset relies upon the professionals employed by us to identify and evaluate opportunities for investment. Since inception in 1989, we have sought to identify rapidly changing industries and industries that are not fully understood or appropriately valued by the market.

      FBR Asset is and New FBR will be an opportunistic investor and it does not and will not have specific guidelines or policies dictating specific investment or operating restrictions. It is possible that FBR Asset or New FBR will make investments that have a high-risk profile relative to the anticipated returns, which could result in losses that would negatively impact its operating results. The following actions may be taken without the consent of FBR Asset shareholders and, if the merger is completed, may be taken without the consent of New FBR shareholders:

•	borrow money;

•	make loans to other companies;

•	invest in securities of other issuers for the purpose of exercising control;

•	sell existing investments and make additional investments;

•	underwrite securities of other issuers; and

•	repurchase or otherwise reacquire FBR Asset’s shares and, if the merger is completed, New FBR’s shares.

      FBR Asset’s goal, subject to maintaining its REIT qualification, is to make investments that it believes will generate a high risk-adjusted return on capital invested. To determine which assets are likely to provide those returns, FBR Asset considers the following factors:

•	the amount and nature of anticipated cash flows from the asset;

•	the risks of investing in the asset;

•	FBR Asset’s ability to pledge the asset to secure collateralized borrowings;

•	the capital requirements for purchasing and financing the asset;

•	the potential for appreciation and depreciation of the asset’s value;

•	the cost of financing, hedging and managing the asset; and

•	the strategic value of the asset.

      With regard to specific investments, FBR Asset may invest directly or indirectly in any type of loan, equity security or mortgage-backed security, subject to the policy that it maintain its qualification as a REIT and its exemption from registration as an investment company.

      We expect that FBR Asset’s merchant banking will change from time to time. FBR Asset will seek what it considers to be attractive opportunities to invest on a privately-negotiated basis. For example, we believe there may be opportunities for FBR Asset to co-invest with other REIT and non-REIT investors seeking to complete planned acquisitions, to provide mezzanine and senior loans, and to provide private equity financing. If an adequate amount of what are considered to be appropriate investments becomes available, FBR Asset may borrow funds to make additional investments.

      At December 31, 2002, FBR Asset had allocated approximately 86% of its equity capital to mortgage-backed securities. However, the amount of equity capital allocated to any investment category will vary depending on management’s determination of the best allocation of equity capital based on current available investment opportunities, the current market environment and management’s view of future economic and market conditions. FBR Asset will be able to change the allocation of its assets without restriction, subject only to the policy that it maintains qualification as a REIT and exemption from registration as an investment company.

     Mortgage-Backed Securities

      FBR Asset invests directly in residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. These real estate-related investments, together with our other real estate-related assets, allow FBR Asset to maintain its qualification as a REIT under the federal tax code and to avoid classification as an investment company under the Investment Company Act of 1940. The portfolio of residential mortgage-backed assets is managed to provide a high risk-adjusted return on capital. FBR Asset principally invests in adjustable-rate mortgage-backed securities of varying initial fixed periods in order to maintain a low effective duration. FBR Asset finances these investments primarily by entering into repurchase agreements to enhance the overall return on capital invested in this portfolio.

      FBR Asset currently invests, and New FBR intends to continue investing, at least 55% of its assets in whole-pool mortgage-backed securities. Those securities represent the entire ownership interest in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks and are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Various government, government-related and private organizations assemble the pools of loans for sale to investors such as FBR Asset.

      At December 31, 2002, FBR Asset owned mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae that had a market value of $5.2 billion, and had borrowed $4.5 billion through repurchase agreements to finance its investment in those securities. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the mortgage backed securities.

      The investment characteristics of pass-through mortgage-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the mortgage-backed securities, as described above, and the possibility that principal may be prepaid on the mortgage-backed securities at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. On the other hand, the guarantees of Fannie Mae, Freddie Mac and Ginnie Mae assure an investor in mortgage backed securities that the investor will be repaid the principal face amount of the mortgage backed security.

      Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on FBR Asset’s portfolio.

      At December 31, 2002, FBR Asset owned 163 adjustable rate, residential mortgage-backed securities that represented ownership interest in pools of single-family mortgage loans guaranteed by Fannie Mae,

Freddie Mac and Ginnie Mae. In connection with those investments, FBR Asset has entered into repurchase agreements, and interest rate swaps.

      The mortgage-backed securities owned by FBR Asset at December 31, 2002, are summarized below:

				Weighted	Expected	Relevant
			Nominal	Average Life	Effective	Prepayment
Descriptive Title(1)	Face Amount	Market Value	Yield(2)	(years)	Duration	Assumptions(3)

HYBRID ARMS	$5,048,575,748	$5,208,616,030	4.23%	2.35	1.18	37.00CPR

Mortgage Portfolio Total	$5,048,575,748	$5,208,616,030	4.23%	2.35	1.18	37.00CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the simple discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

(3)	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis. FBR Asset currently uses one month CPR in calculating its monthly premium/discount amortization.

      As the table shows, the average nominal yield (as defined in footnote 2 above) on the mortgage-backed securities portfolio at December 31, 2002, was approximately 4.23%. The yield is based on the anticipated life of the securities. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

      The mortgage-backed securities owned by FBR Asset at December 31, 2002 are further summarized below:

Agency	Face Amount	Market Value

Fannie Mae	1,966,479,405	2,031,336,525

Freddie Mac	2,734,532,052	2,820,857,541

Ginnie Mae	347,564,291	356,421,964

     Fannie Mae Certificates

      Federal National Mortgage Association, better known as “Fannie Mae,” is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, the distributions made to FBR Asset would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to FBR Asset would be adversely affected by delinquent payments and defaults on the mortgage loans. The securities issued by Fannie Mae have an implied “AAA” rating.

     Freddie Mac Certificates

      Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, the distributions made to FBR Asset would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to FBR Asset would be adversely affected by delinquent payments and defaults on those mortgage loans. The securities issued by Freddie Mac have an implied “AAA” rating.

     Ginnie Mae Certificates

      Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (“Housing Act”) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act Ginnie Mae certificates of the type that FBR Asset may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

FBR Asset’s Use of Leverage

      FBR Asset may reduce the amount of equity capital it has invested in mortgage backed-securities or other assets by funding a portion of those investments with repurchase agreements or other borrowing arrangements. To the extent that revenue derived from those assets exceeds the interest expense, FBR Asset’s net income will be greater than if it had not borrowed funds and had not invested in the assets. Conversely, if the revenue from those assets does not sufficiently cover the expense, FBR Asset’s net income will be less than if we had not borrowed funds.

      FBR Asset has borrowed and New FBR intends to continue to borrow funds by entering into repurchase agreements. Under these agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets.

      FBR Asset uses, and New FBR intends to use the proceeds from borrowings to invest in mortgages or other assets and to repeat this process of borrowing and investing, while continually monitoring its use of leverage. Based upon allocated capital to the mortgage-backed securities portfolio and outstanding debt, the debt to equity ratio of FBR Asset’s MBS Portfolio as of December 31, 2002, was 7.0 to 1. Lenders have generally permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 19 to 1. The current Articles of Incorporation and Bylaws of New FBR do not impose any specific limits on permissible leverage and it may increase its leverage ratio in the future.

      What follows are two examples of how the use of leverage can affect the yield on a hypothetical mortgage-backed security portfolio:

	Example 1	Example 2

1. Amount invested in mortgage-backed security	$10,000,000	$10,000,000

2. Nominal yield on mortgage-backed security	4.50%	4.50%

3. Income from mortgage-backed security (1 × 2)*	$450,000	$450,000

4. Amount borrowed to finance investment in mortgage-backed security	$8,500,000	$7,000,000

5. Interest rate on amount borrowed	2.10%	2.10%

6. Interest expense (4 × 5)*	$178,500	$147,000

7. Net income on mortgage-backed security (3 - 6)*	$271,500	$303,000

8. Equity capital invested (1 - 4)*	$1,500,000	$3,000,000

9. Return on equity capital invested before expenses (7 ÷ 8)*	18.10%	10.10%

*	The numbers in parentheses, unless otherwise specified, refer to the line numbers on the far left.

      In example 1 above, FBR Asset uses borrowed funds to increase the initial yield on its investment from 4.50% to 18.10%. In example 2 above, FBR Asset borrows less funds and increases its yield only from 4.50% to 10.10%. FBR Asset executes and New FBR intends to execute these types of transactions by arranging loans in which it pledges its assets as collateral to secure its repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets’ market value could trigger an early repayment of the existing obligations. If FBR Asset for New FBR repays loans early, then the return on equity could be reduced. As reflected above, if FBR Asset or New FBR was required to increase the amount of equity capital it invested by $1.5 million in order to repay $1.5 million of the loan, then the return on equity would be reduced from 18.10% to 10.10%.

FBR Asset’s Hedging & Interest Rate Risk Management

      Repurchase agreements generally have maturities of 30 to 90 days and the weighted average life of the mortgage-backed securities owned by FBR Asset is generally longer. At December 31, 2002 the weighted average life was 2.35 years. The difference in maturities creates potential interest rate risk.

      FBR Asset may from time to time utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. However, these derivative instruments will not be used for speculative purposes. Under the tax laws applicable to REITs, FBR Asset generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that it may incur, or plans to incur, to acquire or carry real estate assets.

      FBR Asset engages in a variety of interest rate management techniques that are intended to more closely match the effective maturity of, and the interest received on, its assets with the effective maturity of, and the interest owed on, its liabilities. These techniques will generally be used directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. However, no assurances can be given that these investment and leverage strategies can successfully be implemented. FBR Asset’s interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate swaps; or

•	other similar transactions.

      These techniques may also be used in an attempt to protect FBR Asset against declines in the market value of its assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market value of its assets, could result in losses with respect to FBR Asset’s mortgage assets.

      At December 31, 2002, FBR Asset had entered into $4.5 billion of short-term repurchase agreements. These agreements expire and are renewed on a regular basis, and as of December 31, 2002 had stated maturity dates from January 15, 2003 to February 25, 2003. The interest rates on the short-term borrowing arrangements increase and decrease as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant for fixed-rate securities, and until the adjustment date for adjustable rate securities. If short-term rates increase significantly above 4.23%, which is the weighted average nominal yield of FBR Asset’s mortgage portfolio as of December 31, 2002, the interest owed on the borrowings could exceed the interest income payable to FBR Asset on its mortgage-backed securities.

      FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a variable interest rate and makes payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset’s borrowing cost and are not held for speculative or trading purposes.

      At December 31, 2002, FBR Asset was party to three interest rate swap agreements that mature between July 17, 2003, and July 31, 2003, have a notional amount of $1 billion each and a total fair value of ($14.6 million). Under these three agreements, FBR Asset will pay a weighted average fixed interest rate of 2.15% on the notional amount and receive a variable rate calculated based on the three-month LIBOR at specified dates, which on average was 1.77% at December 31, 2002 based on the last reset dates for the swaps. At December 31, 2002, FBR Asset was also party to another interest rate swap agreement that matures on July 27, 2004 and has a notional amount of $50 million and a fair value of ($3.4 million). Under this agreement FBR Asset will pay a fixed interest rate of 4.97% on the notional amount and receive a variable rate calculated based on the three-month LIBOR at specified dates, which was 1.83% at December 31, 2002 based on the last reset date for the swap. At December 31, 2001, FBR Asset was party to the $50 million notional amount interest rate swap mentioned above.

      Interest rate management techniques do not eliminate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•	the weighted average life of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

•	the market value of any fixed rate mortgage-backed securities would decline as long-term interest rates increased.

      At December 31, 2002, FBR Asset held no fixed rate mortgage-backed securities

      What follows are two examples of how changes in yield on MBS Assets and in interest rates on borrowed funds which together change our net spread can affect the return on equity capital invested:

1. Assets invested in MBS	$10,000,000	$10,000,000

2. Nominal Yield on MBS	4.50%	5.00%

3. Income from MBS (1 × 2)*	$450,000	$500,000

4. Amount borrowed	$8,500,000	$8,500,000

5. Interest rate on amount borrowed	2.10%	3.50%

6. Interest expense (4 × 5)*	$178,500	$297,000

7. Net income (3 - 6)*	$271,500	$203,000

8. Equity capital invested (1 - 4)*	$1,500,000	$1,500,000

9. Return on equity (7 ÷ 8)*	18.10%	13.50%

*	The numbers in parentheses, unless specified, refer to the line numbers on the far left.

FBR Asset’s Merchant Banking

      FBR Asset’s investment and lending strategy is to focus on companies that are profitable or near profitable at existing operating levels. FBR Asset reviews various criteria when determining whether to provide a loan to a potential borrower, including but not limited to:

•	the borrower’s projected cash flows over the course of the loan and the likelihood of achieving those projections;

•	the borrower’s ability to service and repay the loan based on the historical results of the borrower;

•	the overall financial leverage of the borrower;

•	the tangible assets of the borrower;

•	the liquidation value of the assets collaterizing the loan;

•	alternative sources for repayment of the loan, including the potential for the borrower to undergo a liquidity event that will enable the repayment of the loan;

•	the characteristics of the industry in which the borrower conducts its business;

•	competition faced by the borrower for the sale of its goods or services;

•	the degree to which the borrower’s results are tied to overall economic activity; and

•	the quality, experience and reputation of the borrower’s management team.

      The above criteria and other criteria that FBR Asset considers when evaluating a financing opportunity provide a general guide for lending and investment decisions, although not all criteria are considered equally in the determination of whether or not to make a loan.

      FBR believes that more stringent credit standards of commercial banks and other factors have resulted in an increased demand for alternative sources of debt financing. FBR Asset invests in short- and medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. These loans:

•	may or may not be secured;

•	may or may not be subordinated;

•	have a variety of repayment structures and sources; and

•	typically compensate for the higher risk profile through higher interest rates rather than equity features.

      FBR Asset invests, and New FBR plans to invest in companies in the real estate sector as well as in other sectors such as energy, financial services, consumer and industrial manufacturing, and others that meet the above criteria.

Equity Investments

      Subject to maintaining its qualification as a REIT, FBR Asset also invests from time to time in equity securities assets that are not related to the real estate business. FBR Asset follows a value-oriented investment approach and focuses on the anticipated future cash flows to be generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. It also considers factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issue, and prices of similar or comparable securities in making equity investments.

Summary of Current Investments & Cash and Cash Equivalents

      The following table summarizes FBR Asset’s investments as of December 31, 2002, and December 31, 2001.

	December 31, 2002

	Shares	Percent	Amortized	Carrying	Percentage Increase
	Owned	Ownership(3)	Cost	Value	(Decrease)

Mortgage-Backed Securities	N/A	N/A	$5,129,516,600	$5,208,616,030	1.54%

Equity Investments(1)(2)

American Financial Realty Trust(4)	3,763,441	8.96%	35,000,001	35,000,001	—

Americredit Corp.(ACF)	5,000,000	3.12%	35,250,000	38,700,000	9.79%

Annaly Mortgage Management, Inc. (NLY)	—	—	—	—	—

Anworth Mortgage Asset Corporation (ANH)	—	—	—	—	—

Capital Automotive REIT (CARS)	—	—	—	—	—

Franklin Bank Corp.(4)	600,000	5.80%	5,580,000	5,580,000	—

MCG Capital Corporation (MCGC)	625,000	2.00%	9,934,375	6,731,250	(32.24)%

Oxford Finance Corp.(4)	500,000	9.62%	4,650,000	4,650,000	—

RAIT Investment Trust (RAS)	—	—	—	—	—

Saxon Capital Acquisition Corp (SAXN)	1,000,000	3.56%	9,300,000	12,510,000	34.52%

Total Equity Investments			99,714,376	103,171,251	3.47%

Promissory Notes(2)

Prime Group Realty, L.P.	N/A	N/A	—	—	N/A

Total Promissory Notes			—	—	N/A

Cash and Cash Equivalents	N/A	N/A	17,049,984	17,049,984	N/A

Total Investments & Cash and Cash Equivalents			$5,246,280,960	$5,328,837,265	1.57%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2001

	Amortized	Carrying	Percentage Increase
	Cost	Value	(Decrease)

Mortgage-Backed Securities	$1,236,935,966	$1,238,365,511	0.12%

Equity Investments(1)(2)

American Financial Realty Trust(4)	—	—	—

Americredit Corp.(ACF)	—	—	—

Annaly Mortgage Management, Inc. (NLY)	7,144,000	12,800,000	79.17%

Anworth Mortgage Asset Corporation (ANH)	3,890,625	4,550,000	16.95%

Capital Automotive REIT (CARS)	12,835,604	18,301,087	42.58%

Franklin Bank Corp.(4)	—	—	—

MCG Capital Corporation (MCGC)	9,934,375	11,125,000	11.98%

Oxford Finance Corp.(4)	—	—	—

RAIT Investment Trust (RAS)	3,704,181	5,616,573	51.63%

Saxon Capital Acquisition Corp (SAXN)	9,300,000	9,300,000	—

Total Equity Investments	46,808,785	61,692,660	31.80%

Promissory Notes(2)

Prime Group Realty, L.P.	8,000,000	8,000,000	N/A

Total Promissory Notes	8,000,000	8,000,000	N/A

Cash and Cash Equivalents	6,630,379	6,630,379	N/A

Total Investments & Cash and Cash Equivalents	$1,298,375,130	$1,314,688,550	1.26%

(1)	The symbols in parentheses next to the company names are the symbols of those companies in Nasdaq or on a national securities exchange. Each of these companies is a reporting company under the Securities Exchange Act of 1934. Information is available about these companies on the SEC’s website, www.sec.gov.

(2)	FBR has underwritten or privately placed the securities of these companies or their affiliates.

(3)	Based on the most recent publicly available information.

(4)	American Financial Realty Trust, Franklin Bank Corp., and Oxford Finance Corp. shares are not currently registered for public trading. As of December 31, 2002 these investments are carried at cost.

      The following table shows, for the calendar years 2002, 2001 and 2000, FBR Asset’s investments and cash and cash equivalents, including, with respect to its investments, the weighted average cost of each investment based on the number of days from January 1, 2002 to December 31, 2002, January 1, 2001 to December 31, 2001, and January 1, 2000 to December 31, 2000, on which FBR Asset held each investment, and the gross income from each investment for the years ended December 31, 2002, 2001 and 2000.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2002		December 31, 2001		December 31, 2000

	Weighted		Weighted		Weighted
	Average Cost	Gross Income	Average Cost	Gross Income	Average Cost	Gross Income

Mortgage-Backed Securities	$3,779,064,687	$174,523,147	$513,269,378	$29,797,047	$196,229,207	$13,106,945

Equity Investments

American Financial Realty Trust	11,219,178	827,957	—	—	—	—

Americredit Corp.	9,174,658	—	—	—	—	—

Annaly Mortgage Management Inc.	1,306,271	176,400	6,674,258	1,400,000	—	—

Anthracite Capital, Inc.	—	—	—	—	8,449,779	1,376,206

Anworth Mortgage Asset Corporation	2,269,070	500,000	42,637	—	—	—

Atlas Pipeline Partners	—	—	—	20,888	1,472,552	178,314

Capital Automotive REIT	—	—	20,283,274	1,669,598	24,447,980	2,575,903

Cargan City	—	—	—	—	20,218	—

Chastain Capital Corporation	—	—	—	—	—	41,835

Encompass Services Corporation	—	—	58,958	—	1,186,381	—

Franklin Bank Corp	963,123	—	—	—	—	—

Imperial Credit Commercial Mortgage Inv. Corp.	—	—	—	—	2,589,025	207,000

MCG Capital Corporation	9,934,575	1,637,500	898,194	—	—	—

Oxford Finance Corp.	3,554,384	25,000	—	—	—	—

Prime Retail, Inc.	—	—	—	—	385,788	—

Prime Retail, Inc., preferred	—	—	596,755	—	1,142,112	—

RAIT Investment Trust	1,077,727	199,854	3,704,181	730,499	4,099,095	702,933

Saxon Capital Acquisition Corporation	9,300,000	—	4,688,219	—	—	—

Total Equity Investments	48,798,986	3,366,711	36,946,476	3,820,985	43,792,930	5,082,191

Promissory Notes

First States Group, LP	1,098,655	193,611	—	—	—	—

Oxford Finance Corp.	188,022	223,993	—	—	—	—

Prime Capital Funding I, LLC	—	—	416,805	207,586	2,108,204	511,778

Prime Capital Holding, LLC	—	—	—	—	1,825,137	902,418

Prime Group Realty, L.P.	2,089,315	574,117	8,701,370	1,832,000	—	—

Prime Retail, Inc.	—	—	—	—	19,508,197	3,773,658

Southwest Royalties, Inc.	2,173,913	175,301	—	—	—	—

Total Promissory Notes	5,549,905	1,167,022	9,118,175	2,039,586	23,441,538	5,187,854

Cash & Cash Equivalents	35,896,466	514,421	10,267,086	553,961	10,352,859	464,067

Total Investments Cash & Cash Equivalents	$3,869,310,044	$179,571,301	$569,601,115	$36,211,579	$273,816,534	$23,841,057

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

Competition

      We are engaged in the highly competitive financial services and investment industries. We compete for sales and trading, investment banking and capital markets business directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. securities subsidiaries of large foreign institutions, and major regional securities firms. In our asset management business we compete with the same firms and with, venture capital firms, commercial banks and smaller niche players.

      In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See Risk Factors — General Risks Related to Our Business and to New FBR.

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

      In acquiring mortgage assets, we and FBR Asset compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to those of FBR Asset and New FBR, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Many of the anticipated competitors are significantly larger than FBR Asset and New FBR, have access to greater capital and other resources and may have other advantages over it. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing mortgage assets.

      For a further discussion of the competitive factors affecting our business, see Risk Factors — General Risks Related to Our Business and to New FBR and Risks Related to FBR’s, FBR Asset’s and New FBR’s Principal Investing Activities.

Risk Management

      In conducting our business, we are exposed to a range of risks including:

      Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates.

      Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

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

      Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from the potential that unenforceable contracts, lawsuits, adverse judgements, or adverse governmental or regulatory proceedings.

      Reputational risk is the risk that negative publicity regarding our practices whether true or not will cause a decline in the customer base, costly litigation, or revenue reductions.

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

      We have a corporate wide risk management program approved by our Board of Directors. This program sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

•	Identifying, assessing and reporting on corporate risk exposures and trends.

•	Establishing and revising as necessary policies, procedures and risk limits.

•	Monitoring and reporting on adherence with risk policies and limits.

•	Developing and applying new measurement methods to the risk process as appropriate.

•	Approving new product developments or business initiatives.

We cannot provide assurance that our risk management program or our internal controls will prevent or reduce the risks to which we are exposed.

Regulation

      In the United States, a number of federal regulatory agencies are charged with safeguarding the safety and soundness of certain companies involved in the banking system, the integrity of the securities and other financial markets, and with protecting the interests of customers participating in those markets. As a result of our ownership of FBR Bank, a federally chartered national bank, we are a bank holding company regulated under the Bank Holding Company Act of 1956, as amended (the BHC Act) and a financial holding company (FHC) under the Gramm-Leach-Bliley Act, (the GLB Act) that was enacted in 1999.

      If our merger with FBR Asset is completed, we have entered into an undertaking with the Federal Reserve Board (“the Board”) to convert to an entity that would allow us to continue to provide trust and custody services, but that would remove New FBR from regulation by the Board as a financial holding company.

      In order for a bank holding company to qualify as an FHC, all of its subsidiary depository institutions must be well-capitalized and well-managed and must also maintain at least a satisfactory rating under the Community Reinvestment Act.

      In general, the BHC Act and other federal laws subject all bank holding companies, including FHC’s, to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The GLB Act does not generally permit a FHC to engage in any non-financial activity.

      We are subject to regulation by several federal agencies. The Securities and Exchange Commission (SEC) is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board also promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), principally the National Association of Securities Dealers (NASD) (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market (Nasdaq)), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBR & Co. and our other broker-dealer subsidiaries are not members of the New York Stock Exchange (NYSE), our business is impacted by the exchange’s rules and our Class A common stock is listed for trading on the NYSE.

      The office of the Comptroller of the Currency (OCC) is the federal agency that is primarily responsible for the regulation of national banks, such as FBR Bank. So long as we or New FBR remain an FHC, we are also subject to regulation by the Board, which serves as the umbrella regulator for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions.

      Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBR & Co. is registered as a broker-dealer with the SEC and in 49 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBR Investment Services, Inc., (FBRIS) is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

      We and our operating subsidiaries are also subject to the USA PATRIOT Act (PATRIOT Act), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering. FBR and its subsidiaries have adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Regulation of our Holding Company

  Regulatory Restrictions on Dividends; Source of Strength

      So long as we remain a FHC, and as noted above New FBR has committed to the Board that it will cease being an FHC, we will be subject to certain policies of the Board. Although there are no specific regulations restricting dividend payments by a bank holding company, the policy of the Board provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

  Capital Adequacy Requirements

      The Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital.

      In addition to the risk-based capital guidelines, the Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets.

      The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

  Imposition of Liability for Undercapitalized Subsidiaries

      Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions such as FBR Bank whose capital declines below certain levels. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized subsidiary guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

  Control Acquisitions

      The Change in Bank Control Act prohibits a person or group of persons from acquiring control of a bank holding company unless the Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control of a bank holding company.

      In addition, any company is required to obtain the prior approval of the Board under the BHC Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, having a majority of its Board of Directors, or otherwise obtaining control or exercising a controlling influence over a bank holding company.

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

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as insiders) contained in the Federal Reserve Act and regulations apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the appropriate federal regulator may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

  Anti-Tying Restrictions

      Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Regulation of Subsidiaries

  Broker-Dealer Subsidiaries

      As a result of federal and state registration and SRO memberships, FBR & Co. and FBRIS are subject to overlapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, suitability determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

      As broker-dealers registered with the SEC and as member firms of the NASD, FBR & Co. and FBRIS are subject to the net capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

      Net capital is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called haircuts) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as excess net capital.

      The SEC’s capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer’s excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

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

      We believe that at all times FBR & Co. and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD.

      A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

      FBR & Co. and FBRIS are also subject to Risk Assessment Rules imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain Material Associated Persons (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

      Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. is registered with and subject to regulation by the Ontario Securities Commission in Canada. Friedman, Billings, Ramsey International, Ltd. (FBRIL), our United Kingdom brokerage subsidiary, is subject to regulation by the Financial Services Authority in the United Kingdom (FSA) pursuant to the United Kingdom Financial Services Act of 1986. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

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

  Asset Management Subsidiaries

      Four of our asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, two of our asset management subsidiaries, FBR Fund Advisers, Inc. and Money Management Advisors, Inc., and the mutual funds they manage, are subject to the requirements of the Investment Company Act of 1940 and the SEC’s regulations thereunder.

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

  Banking Subsidiary

      FBR Bank is subject to regulation by the OCC. The OCC has adopted regulations establishing minimum requirements for the capital adequacy of national bank such as FBR Bank. The OCC’s risk-based capital guidelines parallel the Board’s requirements for bank holding companies. As discussed above, for us to qualify for FHC status, FBR Bank must be continuously well capitalized under OCC regulations: it must have at a minimum a total risk-based capital ratio of 10%, a Tier I capital ratio of 6%, and a leverage capital ratio of 5%.

      Capital adequacy requirements serve to limit the amount of dividends that may be paid by a bank. Under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be undercapitalized. The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.

      Because a bank holding company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor thereof.

      The OCC periodically examines and evaluates insured national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the examination-determined value and the book value of such assets.

      FBR Bank is required to pay assessments to the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system, under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.

      The OCC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or FBR Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The OCC also has broad enforcement powers over FBR Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

      FBR Bank is subject to The Community Reinvestment Act and the regulations issued thereunder, which are intended to encourage insured depository institutions to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.

      In addition to the laws and regulations discussed herein, FBR Bank is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. In addition, the GLB Act imposes extensive privacy requirements applicable to all financial institutions. These laws and regulations impose certain disclosure requirements and regulate the manner in which financial institutions must deal with nonpublic personal information of consumers and consumer customers in connection with offering and providing financial services.

Impact of Regulation

      Additional legislation and regulations, including those relating to the activities of financial holding companies, bank holding companies, banks, broker-dealers and investment advisers, changes in rules promulgated by the Board, SEC, OCC, NASD or other United States, states or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Risk Factors

      As discussed above, on March 28, 2003, the shareholders of FBR Group and FBR Asset will hold separate meetings to vote on the merger between the two companies. The following discussion concerns the risks associated with the business of FBR and of the merged companies, New FBR, going forward. In the event the merger is not completed, the factors affecting our business, operating results and financial condition going forward will remain the same as described below. The risks relating to the REIT business described below would affect us even if the merger is not completed due to our management of FBR Asset and our ownership interest in FBR Asset.

Risks Related to the Merger and New FBR

      New FBR may fail to realize the anticipated benefits of the merger, which could have an adverse effect on its earnings and in turn negatively affect the value of its common stock and its ability to distribute dividends.

      The merger will combine two companies that have previously operated as independent companies, although we have managed FBR Asset pursuant to a management agreement. We expect to realize cost savings and other financial and operating benefits as a result of the merger. However, we cannot predict with certainty when these cost savings and benefits will occur, or the extent to which they actually will be achieved. The integration of FBR and FBR Asset will also require substantial attention from management. The diversion of management attention and any difficulties associated with integrating FBR and FBR Asset could have a material adverse effect on New FBR’s operating results and on the value of New FBR’s common stock.

      The voting power of New FBR’s principal shareholders and other officers, directors and nominees may discourage third party acquisitions of New FBR and prevent shareholders of New FBR from receiving any premium above market price for their shares.

      After completion of the merger, Emanuel J. Friedman and Eric F. Billings will have significant influence over the operations of New FBR through their ownership of New FBR common stock, which together, as a result of their ownership of outstanding shares of New FBR Class A and Class B common stock, will represent approximately 29% of the total voting power of New FBR common stock. In addition, upon completion of the merger, Mr. Friedman and Mr. Billings will be directors and Co-Chief Executive Officers of New FBR. Messrs. Friedman and Billings and all of the other officers, directors and nominees of New FBR will, as a group, control approximately 31% of the total voting power of New FBR. The extent of the influence that Messrs. Friedman and Billings and the other officers, directors and nominees of New FBR will have over New FBR may have the effect of discouraging offers to acquire control of New FBR and may preclude holders of New FBR common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of New FBR without the approval of Messrs. Friedman and Billings.

      The ownership limitation applicable to New FBR’s common stock related to its REIT status may discourage third parties from attempting to acquire New FBR and prevent shareholders of New FBR from receiving any premium above market price for their shares.

      We anticipate that New FBR will qualify as a REIT upon completion of the merger, and New FBR’s amended and restated articles of incorporation will include a provision preventing any shareholder from owning more than 9.9% of New FBR’s outstanding common stock without approval by New FBR’s board. This ownership limitation provision in New FBR’s amended and restated articles of incorporation may have the effect of discouraging offers to acquire control of New FBR and may preclude holders of New FBR common stock from receiving any premium above market price for their shares that might otherwise be offered in connection with any attempt to acquire control of New FBR.

      The requirement that New FBR distribute at least 90% of its taxable income to its shareholders, excluding the retained earnings of its taxable REIT subsidiaries, each year will result in our shareholders receiving periodic taxable distributions.

      In order to qualify as a REIT, New FBR must distribute to its shareholders, each calendar year, at least 90% of its taxable income (excluding the taxable income of New FBR’s non-REIT subsidiaries which will be operated as taxable REIT subsidiaries). As a result, after the merger, our shareholders who did not previously receive distributions of this magnitude from us will begin receiving periodic taxable distributions from New FBR. Such distributions generally will be taxable as ordinary income to the extent that they are made out of New FBR’s current or accumulated earnings and profits.

      Absence of a historical trading market for New FBR’s common stock and the historical volatility of the market prices of our common stock and FBR Asset’s common stock create uncertainty about future trading prices of New FBR’s Class A common stock, which may result in the value of the shares of New FBR common stock being less than the value immediately after the merger.

      After we and FBR Asset complete the merger, shares of New FBR Class A common stock will begin trading publicly for the first time and there may be significant fluctuations in the market price of New FBR’s Class A common stock, both initially before an orderly trading market develops and after that time as well. Historically, the market price of our Class A common stock has been highly volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of the company. The price of our Class A common stock has generally traded below our initial public offering price of $20.00 per share in December 1997 and has ranged from $3 5/8 per share to $21 3/4 per share since that time through December 31, 2002. Any negative changes in the public’s perception of the prospects for companies in the REIT, the mortgage-backed securities, the principal equity investing or the mezzanine or senior secured lending industries, or in the investment banking, securities brokerage, asset management or financial services industries could depress New FBR’s stock price regardless of its results.

      The following factors could contribute to the volatility of the price of New FBR’s Class A common stock:

•	actual or anticipated variations in New FBR’s quarterly results;

•	changes in New FBR’s level of dividend payments;

•	new products or services offered by New FBR and its competitors;

•	changes in New FBR’s financial estimates by securities analysts;

•	conditions or trends in the investment or financial services industries in general;

•	changes in interest rate environments and the mortgage market that cause New FBR’s borrowing costs to increase, New FBR’s reported yields on its mortgage-backed securities to decrease or that cause the value of New FBR’s mortgage-backed securities to decrease;

•	announcements by New FBR of significant acquisitions, strategic partnerships, investments or joint ventures;

•	changes in the market valuations of the companies in which New FBR makes principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services companies;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations;

•	any obstacles in continuing to qualify as a REIT, including due to changes in law applicable to REITs;

•	additions or departures of New FBR’s key personnel; and

•	additional sales of New FBR’s securities.

      Many of these factors are beyond New FBR’s control.

      Financial forecasts and projections prepared by management, considered by the parties to the merger or included in public documents may not be realized, which may adversely affect the market price of our common stock or that of New FBR.

      We do not make, as a matter of course, public forecasts or projections as to future revenues, earnings or other financial statement data. The projections prepared by the management of FBR and FBR Asset in connection with the merger and relating to the projected future financial results of New FBR, document were not prepared with a view to public disclosure or compliance with the published guidelines of the SEC or the American Institute of Certified Public Accountants regarding projections and forecasts. Projections are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control. Accordingly, there can be no assurance that our financial results will not be significantly higher or lower than those set forth in such projections. Significantly lower financial results could have a material adverse effect on the market price of our common stock or that of New FBR. See CAUTIONS ABOUT FORWARD LOOKING INFORMATION at page 1.

      In performing their financial analyses and rendering their fairness opinions, the financial advisers to the special committees of FBR and FBR Asset reviewed and relied on, among other things, the financial forecasts and the costs savings and operational synergies projected by our management in its capacity as management of both FBR Group and FBR Asset, and a failure of New FBR to achieve these results could have a material adverse effect on the market price of New FBR’s common stock.

      In performing their financial analyses and rendering their opinions regarding the fairness from a financial point of view of the merger consideration to be received by our shareholders in the merger, the financial advisors to the special committees of FBR and FBR asset reviewed and relied on, among other things, internal financial analyses and forecasts prepared by our management, in its capacity as management of both FBR and FBR Asset, including certain pro forma financial analyses and forecasts for New FBR following completion of the merger prepared by our management and cost savings and operating synergies projected by our management to result from the merger. The financial advisors to the special committees also assumed that the pro forma financial analyses and forecasts for New FBR and the cost savings and operational synergies projected by our management as a result of the merger would be achieved within the time frames estimated by our management. These pro forma financial analyses and forecasts and projected cost savings and operational synergies may not be achieved in full, at all, or within the projected time frames, and a failure of New FBR to realize these pro forma financial analyses and forecasts and projected cost savings and operational synergies could have a material adverse effect on the earnings per share of the combined company, which could in turn have an adverse effect on the market price of New FBR’s common stock.

      We have been unable to obtain the reissued opinion of Arthur Andersen LLP and shareholders may be unable to recover against Arthur Andersen LLP for any untrue statements of material fact contained in our financial statements audited by Arthur Andersen LLP.

      Arthur Andersen LLP audited our consolidated financial statements for each of the three years in the period ended December 31, 2001. We elected in March 2002 not to renew Arthur Andersen’s engagement as our independent auditor, and instead engaged PricewaterhouseCoopers LLP as our independent auditor for the 2002 fiscal year. PricewaterhouseCoopers LLP did not re-audit any of our historical consolidated financial statements.

General Risks Related to Our Business and to New FBR

      The following risks apply to us, and will apply to New FBR if the merger is completed.

      We and New FBR may experience significant fluctuations in quarterly operating results due to the volatile nature of the investment banking and securities business and the sensitivity of our principal investing business to changes in interest rates and fluctuations in the stock market and we may therefore fail to meet profitability and/or dividend expectations, which may, in turn, affect the market price of our common stock and our ability to distribute dividends.

      FBR’s and New FBR’s revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

•	the number of underwriting and merger and acquisition transactions completed by the investment banking group, and the level and timing of fees received from those transactions;

•	changes in the earnings from FBR’s and New FBR’s mortgage-backed securities and other principal investments resulting from market volatility and changes in interest rates;

•	changes in the market valuations of the investments of the managed funds and of the companies in which principal managed investments have been made;

•	access to public markets or other exit strategies for companies in which there is an investment in principal;

•	the recognition of profits or losses on principal investments or warrants;

•	the level of institutional and retail brokerage transactions and the level of commissions received from those transactions;

•	the timing of recording of asset management fees and special allocations of income, if any; and

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including marketing and technology expenses.

      Any one of these factors could adversely affect the market price of New FBR’s common stock and its ability to distribute dividends.

      The amount of New FBR’s dividends will depend upon New FBR’s operating results.

      New FBR expects that it will qualify as a REIT after the merger and that it will distribute at least 90% of its REIT taxable income to its shareholders, excluding the retained earnings of its taxable REIT subsidiaries. New FBR currently anticipates that its taxable REIT subsidiaries will retain most or all of their earnings and profits for periods following the merger, which would make these earnings and profits unavailable for distribution to New FBR’s shareholders. As a result, New FBR may need to generate sufficient taxable income outside of its taxable REIT subsidiaries to maintain the current dividend rate that FBR Asset pays to its common shareholders, as adjusted for the exchange ratio in the merger. There can be no assurance that New FBR will be able to generate sufficient taxable income to maintain this dividend rate or maintain a tax status as a REIT. If New FBR does not qualify as a REIT, it will not be required to make any distributions to shareholders.

      We are subject to extensive government regulation which could adversely affect our results and New FBR’s results, which may, in turn, affect the market price of the shares of its common stock and its ability to distribute dividends.

      The securities business is subject to extensive regulation under federal and state laws in the United States, and also is subject to regulation in the foreign countries in which we will conduct investment banking and securities brokerage and asset management activities. Compliance with these laws can be expensive, and any failure to comply could have a material adverse effect on our operating results.

      Compliance with many of the regulations applicable to FBR involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and self-regulatory organizations such as the National Association of Securities Dealers may institute administrative or judicial proceedings that may result in:

•	censure, fines or civil penalties (including treble damages in the case of insider trading violations);

•	issuance of cease-and-desist orders;

•	deregistration or suspension of the non-compliant broker-dealer or investment adviser;

•	suspension or disqualification of the broker-dealer’s officers or employees; or

•	other adverse consequences.

      The imposition of any penalties or orders on us or New FBR could have a material adverse effect on our and its operating results and financial condition. The investment banking and brokerage businesses have recently come under intense scrutiny at both the state and federal level and the cost of compliance and the potential liability for non-compliance has increased as a result.

      As a result of our acquisition of FBR Bank in 2001, we became a bank holding company regulated under the BHC Act. As a bank holding company, we are subject to extensive supervision, regulation and examination by banking regulatory agencies. As a result of the merger, New FBR and the taxable REIT subsidiary will each become bank holding companies and will become subject to the same requirements. In general, the BHC Act prohibits or restricts a bank holding company’s engagement in a wide variety of businesses, some of which are businesses in which we currently engage and in which New FBR and the taxable REIT subsidiary will engage following completion of the merger, including venture capital, merchant banking and investment banking.

      The Gramm-Leach-Bliley Act, or GLB Act, permits a qualifying bank holding company that elects to be treated as a FHC to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are “financial in nature” or “incidental” to such financial activities. In order for a bank holding company to qualify as an FHC, its subsidiary depository institutions must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating. FBR Bank currently meets these criteria, and New FBR and the taxable REIT subsidiary will each be making an election to be treated as a financial holding company. The Federal Reserve Board has previously approved our election to become an FHC, provided that, within six months of the merger we take steps to cease being an FHC.

      New FBR anticipates that FBR Bank will ultimately convert to an entity that engages solely in trust or fiduciary operations, a status that would terminate the status of New FBR and the taxable REIT subsidiary as FHCs. Conversion to a limited purpose entity would be subject to the non-objection of the Office of the Comptroller of the Currency with respect to a change of control notice to be filed by New FBR and its taxable REIT subsidiary that will control FBR Bank, as well as pursuant to a condition of approval in the bank’s conversion to a national bank.

      In addition, as a bank holding company (separate from its status as an FHC), we are, and New FBR will be, subject to a wide variety of restrictions, liabilities and other requirements applicable to bank holding companies, including required capital levels, restrictions on transactions with FBR Bank, restrictions on payment or receipt of dividends and community reinvestment requirements. Federal banking regulators possess broad powers to take supervisory action, including the imposition of potentially large fines, against New FBR as they deem appropriate if New FBR violates any of these requirements or engages in unsafe or unsound practices. These types of supervisory actions could result in higher capital requirements and limitations on both New FBR’s banking and non-banking activities, any and all of which could have a material adverse effect on its businesses and profitability. Conversion of FBR Bank to a limited purpose entity will eliminate most of these requirements upon New FBR and the taxable REIT subsidiary.

      The regulatory environment in which we operate and in which New FBR will operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Internal Revenue Service, other United States or foreign governmental regulatory authorities or the NASD. New FBR also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

      Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms such as FBR & Co. and REITs such as FBR Asset and New FBR. We cannot predict what effect these types of changes might have. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary or REITs, but also by regulations of general application. For example, the volume of underwriting, merger and acquisition, asset management and principal investment business in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which we focus can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

      Loss of Investment Company Act exemption would adversely affect FBR Asset and New FBR and negatively affect the market price of shares of their common stock and the ability to distribute dividends.

      We believe that FBR Asset currently is not, and we intend to continue operating New FBR so that it will not become, regulated as an investment company under the Investment Company Act of 1940 because FBR Asset is, and New FBR will be, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, FBR Asset has invested, and we intend that New FBR will continue investing, at least 55% of its assets in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of its assets in mortgages, mortgage-backed securities, securities of REITs, and other real estate-related assets.

      If New FBR fails to qualify for that exemption, it could be required to restructure its activities. For example, if the market value of New FBR’s investments in equity securities were to increase by an amount that resulted in less than 55% of New FBR’s assets being invested in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, it might have to sell equity securities in order to qualify for exemption under the Investment Company Act. The sale could occur under adverse market conditions.

      Failure to procure adequate capital and funding would adversely affect New FBR’s results and may, in turn, negatively affect the market price of shares of its common stock and its ability to distribute dividends.

      New FBR will depend upon the availability of adequate funding and capital for its operations. For example, New FBR will continue FBR Asset’s strategy of investing in mortgage-backed securities funded by short-term borrowings. In addition, New FBR’s broker-dealer, banking and other financial services subsidiaries are dependent on the availability of adequate capital to satisfy applicable regulatory capital requirements. As a REIT, like FBR Asset, New FBR will be required to distribute substantially all of its taxable income, excluding taxable REIT subsidiary earnings, to its shareholders and will therefore not be able to retain its earnings for new investments. However, New FBR’s taxable REIT subsidiaries will be able to retain (and likely will retain) earnings for investment in new capital, subject to the various REIT requirements. We have historically satisfied our capital needs from equity contributions, internally generated funds and loans from third parties. We cannot assure you that any, or sufficient, funding or capital will continue to be available to New FBR in the future on terms that are acceptable to us or it. In the event that New FBR cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of its common stock and its ability to distribute dividends.

      New FBR may not be able to manage its growth efficiently, which may adversely affect New FBR’s results and may, in turn, negatively affect the market price of New FBR common stock and its ability to distribute dividends.

      Over the last several years, we have experienced significant growth in our business activities and in the number of our employees and FBR Asset has experienced significant growth in its equity and assets. Our growth has required, and New FBR’s growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause New FBR’s operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the securities industry, New FBR’s broker-dealer subsidiaries will continue to be highly dependent on the effective and reliable operation of communications and information systems and business continuity plans. We believe that New FBR’s anticipated future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD rules has changed as the size and complexity of our business has changed. As we have grown, and New FBR may continue to grow, we have implemented and we believe New FBR will continue to implement additional formal compliance procedures to reflect such growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect New FBR’s ability to manage growth.

      New FBR’s corporate governance will be significantly influenced by insiders, which may result in corporate action with which you do not agree.

      Upon completion of the merger, the officers and directors of New FBR will beneficially own approximately 55% of the economic interest and 31% of the total voting power of New FBR. Therefore, they will be able to exert significant influence over the outcome of all corporate actions requiring approval of New FBR’s shareholders (other than actions requiring a vote of holders of New FBR’s Class A common stock voting as a separate class), which may result in corporate action with which you do not agree.

      We face, and New FBR will face, intense competition for personnel which could adversely affect its business and in turn negatively affect the market price of its common stock and its ability to distribute dividends.

      Our business is, and New FBR’s business will be, dependent on the highly skilled, and often highly specialized, individuals it will employ. Retention of specialists to manage its mortgage-backed securities portfolio, research analysts, private equity specialists, sales and trading personnel, investment banking personnel, asset management personnel, and technology, lending, management and administrative professionals are particularly important to New FBR’s prospects. New FBR’s failure to recruit and retain qualified employees could materially and adversely affect New FBR’s future operating results and may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.

      We are, and New FBR will be, dependent on a small number of key senior professionals and loss of the professionals could adversely affect its results and may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.

      We do not anticipate that New FBR will enter into employment agreements with its senior officers and other key professionals. The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect New FBR’s operating results. Among the key professionals on whom New FBR will depend, and whose loss could have a material adverse effect on New FBR’s business, are Emanuel J. Friedman and Eric F. Billings. Our investment banking strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us and who will represent New FBR in its dealings with its clients. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel includes competition from non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms, all of which may target or increase their efforts in some of the same industries that New FBR will serve. In particular, New FBR will face competition for experienced research analysts, sales and trading personnel, and investment bankers of the type on which New FBR’s business is highly dependent. We cannot assure you that losses of key personnel due to competition or otherwise will not occur.

      Competition may result in increased compensation costs, which could adversely affect New FBR’s results and may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.

      Competition for the recruiting and retention of employees may increase elements of New FBR’s compensation costs. We cannot assure you that, in order to support its growth plans, New FBR will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review its compensation policies, including stock incentives. Nonetheless, New FBR’s incentives may be insufficient in light of competition for experienced professionals in the investment industry, particularly if the value of its stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders.

      Litigation and potential securities laws liabilities may adversely affect New FBR’s business and may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.

      Many aspects of our business involve substantial risks of liability, litigation and arbitration, which could adversely affect us and New FBR. As an underwriter, a broker-dealer and an investment adviser, FBR’s and New FBR and its taxable REIT subsidiaries will be exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. In addition, because New FBR will continue FBR Asset’s principal equity investing and senior secured and mezzanine lending strategies, New FBR may be exposed to litigation alleging control person or lender liability. New FBR will also be subject to the risk of other litigation, including litigation that may be without merit. We expect that New FBR will actively defend any such litigation and, therefore, it could incur significant legal expenses. We expect that New FBR will carry limited insurance that may cover only a portion of any such expenses. In addition, increasing costs of insurance for New FBR’s investment banking business may further limit the coverage to which it has access. An adverse resolution of any future lawsuits against New FBR or its subsidiaries could materially adversely affect its operating results and financial condition and may, in turn, negatively affect the market price of its common stock and its ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may materially divert the efforts and attention of its management and staff from their other responsibilities.

      New FBR’s charter documents also will allow indemnification of its officers, directors and agents to the maximum extent permitted by Virginia law. We expect that New FBR will enter into indemnification agreements with these persons. FBR has been, and in the future New FBR may be, the subject of indemnification assertions under these charter documents or agreements by its officers, directors or agents who are or may become defendants in litigation. Amounts paid pursuant to their indemnification agreements could adversely affect the financial results of New FBR and the amount of cash available for distribution to shareholders.

      New FBR will be highly dependent on systems and third parties, so systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.

      Our business is, and New FBR’s business will be, highly dependent on communications and information systems, including systems provided by its clearing brokers and other third parties. Any failure or interruption of its systems, the systems of its clearing broker or third-party trading systems could cause delays or other problems in its securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on its operating results and negatively affect the market price of its common stock and its ability to pay dividends.

      In addition, New FBR’s clearing brokers provide elements of its principal disaster recovery system. New FBR cannot assure you that it or its clearing brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorism or otherwise, or that it or its clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Risks Related to Investment Banking, Asset Management, Trading, Brokerage and Other Fee-Based Financial Services Businesses Operated by FBR and to be operated by New FBR Through Its Taxable REIT Subsidiaries

      We and New FBR may be adversely affected by the general risks of the financial services and investment banking business.

      Through taxable REIT subsidiaries, including FBR & Co.(our primary broker dealer subsidiary), New FBR will operate, investment banking, asset management, trading, brokerage and other fee-based financial services businesses. The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets and in markets influenced by sustained periods of low or negative economic growth. As a financial services and investment firm, FBR and New FBR’s operating results may be adversely affected by a number of factors, which include:

•	the risk of losses resulting from the ownership or underwriting of securities;

•	the risks of trading securities for itself (i.e., principal activities) and for its customers;

•	reduced cash inflows from investors into asset management businesses;

•	the risk of losses from lending, including to small, privately-owned companies;

•	counterparty failure to meet commitments;

•	customer default and fraud;

•	customer complaints;

•	employee errors, misconduct and fraud (including unauthorized transactions by traders);

•	failures in connection with the processing of securities transactions;

•	litigation and arbitration;

•	the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

•	the risk of reduced fees it receives for selling securities on behalf of its customers (i.e., underwriting spreads).

      Any one of these factors could adversely affect the market price of New FBR’s common stock and its ability to pay dividends.

      FBR and New FBR may experience significant losses if the value of its trading and investment activities deteriorates, which could negatively affect the market price of its common stock and its ability to pay dividends.

      From time to time in connection with underwriting, asset management, trading and other activities, we own, and after completion of the merger New FBR will own, large amounts, or have commitments to purchase large amounts, of the securities of companies. This ownership subjects us and will subject New FBR to significant risks.

      We conduct our securities trading, market-making and investment activities primarily for our own account, which subjects our capital to significant risks. Upon completion of the merger, New FBR will be exposed to these risks, which include market, credit, leverage, real estate, counterparty and liquidity risks, which could result in losses. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. These losses could negatively affect the market price of New FBR’s common stock and its ability to distribute dividends.

      FBR and New FBR may experience reduced revenues during periods of declining prices or reduced demand for public offerings and merger and acquisition transactions or reduced activity in the secondary markets in sectors on which we have historically focused, which could negatively affect the market price of New FBR’s common stock and its ability to pay dividends.

      Our revenues are, and New FBR’s revenues are likely to be, lower during periods of declining prices or inactivity in the markets for securities of companies in the sectors in which we have historically focused. These markets have historically experienced significant volatility not only in the number and size of equity offerings and merger and acquisition transactions, but also in the aftermarket trading volume and prices of securities.

      In particular, information technology and biotechnology company stocks, which are an area of focus in our investment banking and brokerage activities, are extremely volatile.

      A significant amount of our revenues historically resulted from underwritten transactions by companies in our targeted industries, from aftermarket trading for such companies, and from proprietary investments and fees and incentive income received from assets under management. Underwriting activities in those targeted industries can decline for a number of reasons including increased competition for underwriting business or periods of market uncertainty caused by concerns over inflation, rising interest rates or related issues. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which we had underwritten and made a market in, and securities in which we and our asset management vehicles were invested, were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues, to significant market making losses for us, and to a significant reduction in the stream of fees received from our asset management vehicles. Underwriting and brokerage fees can also be materially adversely affected if a company or industry segment associated with these activities disappoints in quarterly performance relative to analysts’ expectations or by changes in long-term prospects. These losses in revenue could negatively affect the market price of New FBR’s common stock and its ability to distribute dividends.

      We and New FBR may experience reduced investment banking or other revenues due to economic, political and market conditions, which could negatively affect the market price of its common stock and its ability to pay dividends.

      Reductions in public offering, merger and acquisition, portfolio company valuation and securities trading activities, due to any one or more changes in economic, political or market conditions could cause New FBR’s revenues from investment banking, trading, lending, sales and asset management activities to decline materially. Many national and international factors affect the amount and profitability of these activities, including:

•	economic, political and market conditions;

•	level and volatility of interest rates and the impact on prepayment speeds of mortgage-backed securities;

•	legislative and regulatory changes;

•	currency values;

•	inflation;

•	flows of funds into and out of mutual funds, pension funds and venture capital funds; and

•	availability of short-term and long-term funding and capital.

      For example, in 2000, concerns about earnings of companies in the technology sector of the United States economy led to increased volatility and a decline in the Nasdaq that continued through much of 2001. This decline adversely affected underwriting and securities trading activity in the technology sector in the United States. Furthermore, after the terrorist attacks of September 11, 2001, the broad equity markets in the United State were disrupted and market conditions for equity transactions were adversely affected. Losses, including with respect to revenue and earnings, resulting from reduced investment banking and other activities could negatively affect New FBR’s financial performance, the market price of New FBR’s common stock and its ability to distribute dividends.

      We and New FBR may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform and may negatively affect the market price of its common stock and its ability to distribute dividends.

      FBR and New FBR’s revenues may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in FBR and New FBR’s revenues from corporate finance fees, as well as losses from declines in the market value of securities held by FBR or New FBR in trading and other investment, lending and underwriting positions, reduced asset management fees and incentive income and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we have incurred, and New FBR may incur in the future, reduced revenues or losses in its principal trading, market-making, investment banking, lending and asset management activities. Such losses could negatively affect the market price of its common stock and its ability to distribute dividends.

      We and New FBR may incur losses associated with underwriting activities, which could adversely affect results and may negatively affect the market price of FBR or New FBR common stock and the ability to distribute dividends.

      Participation in underwritings involves both economic and regulatory risks. As an underwriter, FBR & Co. may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter may retain significant ownership of individual securities. Finally, it has been our anecdotal experience that increased competition has eroded and is expected to continue to erode underwriting spreads. These factors, along with New FBR’s concentration in a limited number of industry sectors, may negatively affect New FBR’s financial results, the market price of its common stock and its ability to distribute dividends.

      We focus on, and New FBR will focus on, relatively few industries may limit its revenues, which may adversely affect its operating results and negatively impact the market price of its common stock and its ability to distribute dividends.

      Our investment banking business is and New FBR’s investment banking business will be, dependent on revenues related to securities issued by companies in specific industry sectors. The financial services, real estate, technology, healthcare, energy and diversified industries sectors account for the majority of our investment banking, asset management, institutional trading and research activities. For example, in the first three quarters of 2002, approximately 80% of our investment banking revenue was derived from the real estate and financial services sectors. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, could adversely affect New FBR’s operating results and financial condition. In 1998 and 1999, the specialty finance companies, equity REITs and mortgage REITs on which FBR & Co. focused experienced a significant downturn which, in turn, adversely affected us. The frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons.

      New FBR also will derive a significant portion of its revenues from institutional brokerage (sales and trading) transactions related to the securities of companies in these sectors. Its revenues from such institutional brokerage transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on The Nasdaq Stock Market or the New York Stock Exchange declines, or when industry sectors or individual companies report results below investors’ expectations.

      The timing of recognition of investment banking revenue from a significant transaction can materially affect our quarterly operating results, which may negatively affect the market price of New FBR’s common stock and its ability to distribute dividends.

      FBR & Co. records its revenues from an underwriting transaction only when the underwriting is completed. FBR & Co. records revenues from merger and acquisition transactions only when it has rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of FBR & Co.’s recognition of revenue from a significant transaction can materially affect its quarterly operating results. FBR & Co. has structured its investment banking operations based on expectations of a high level of demand for underwriting and corporate finance transactions. As a result, we have, and New FBR will have, fixed costs associated with those businesses consistent with those expected levels of business. Accordingly, those businesses could experience losses if demand for these transactions is lower than expected.

      We and New FBR have potential conflicts of interest with our officers and employees.

      From time to time, our officers and employees may invest in private or public companies in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publishes research or acts as a market maker. In addition, we have in the past organized and New FBR will likely in the future organize businesses, such as our hedge, private equity and venture capital funds, in which our employees may acquire minority interests or profit interests. There are risks that, as a result of such investment or profit interest, an officer or employee may have incentives to take actions that would conflict with FBR or New FBR’s best interests. We believe that we have in place, and that new FBR will have in place, compliance procedures and practices designed to monitor the activities of its officers and employees in this regard, but we cannot guarantee that these procedures and practices will be effective.

      Our and New FBR’s access to confidential information through the broker-dealer business and investment management business may restrict our and New FBR’s ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to shareholders.

      We and New FBR may obtain confidential information about the companies in which it has invested or may invest. If we or New FBR do possess confidential information about other companies, there may be restrictions on the ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our or New FBR’s management of investment funds could create a conflict of interest to the extent the fund managers are aware of inside information concerning potential investment targets or to the extent the fund managers wish to invest in companies for which FBR & Co. is underwriting securities. We believe that we have in place, and that New FBR will have in place, compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in its investment banking clients. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of these officials to make potentially profitable investments on behalf of those funds, which could have an adverse effect on its operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our or New FBR’s common stock and the ability to distribute dividends.

      Our business is, and New FBR’s business will be, dependent on cash inflows to mutual funds and other pooled investment vehicles, which could result in our or New FBR experiencing operating losses if cash flows slow, and negatively impact cash available for distribution to shareholders.

      A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for New FBR since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings and traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds, seeking to invest cash received from the public. Our brokerage business is particularly dependent on the institutional market. The public may sell mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, FBR and New FBR’s business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. Such environments may adversely affect the market price of FBR or New FBR common stock and its ability to distribute dividends.

      Our and New FBR’s investment banking and other financial services businesses face significant competition from larger financial services firms with greater resources which could reduce its market share and harm its financial performance which may, in turn, adversely affect the market price of its common stock and ability to distribute dividends.

      We are engaged in, and New FBR will engage in, through its broker-dealer subsidiaries and other taxable REIT subsidiaries, the highly competitive financial services, underwriting, securities brokerage, principal investing, asset management and banking businesses. We compete, and New FBR will compete, directly with large Wall Street securities firms, established venture capital funds, securities subsidiaries of major commercial bank holding companies, major regional firms, smaller “niche” players and those offering competitive services via the Internet. To an increasing degree, we also compete, and New FBR will compete, for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. FBR and New FBR’s industry focus also subjects them to direct competition from a number of specialty securities firms, smaller investment banking boutiques and venture capital funds that specialize in providing services to those industry sectors. If FBR and New FBR are not able to compete successfully in this environment, their business, operating results and financial condition will be adversely affected, which may adversely affect the cash available for distribution to shareholders.

      Competition from commercial banks has increased because of acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. This competition could adversely affect New FBR’s operating results.

      We face, and New FBR will face, intense competition in the asset management business from a variety of sources, including venture capital funds, private equity funds, mutual funds, hedge funds and other asset managers. We compete, and New FBR will compete, for investor funds as well as for the opportunity to participate in transactions.

      Many of FBR and New FBR’s competitors have greater personnel and financial resources than it does. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. In addition, some competitors have a much longer history of investment activities than FBR does, or New FBR will have, and, therefore, may possess a relative advantage with regard to access to business and capital.

      New FBR may not be able to keep up with rapid technological change, which may adversely affect the market price of its common stock and its ability to distribute dividends.

      There are significant technical and financial risks in the development of new services and products or enhanced versions of existing services and products. We cannot assure you that New FBR will be able to:

•	develop or obtain the necessary technologies;

•	effectively use new technologies;

•	adapt its services and products to evolving industry standards; or

•	develop, introduce and market in a profitable manner service and product enhancements or new services and products.

      If it is unable to develop and introduce enhanced or new services or products quickly enough to respond to market or customer requirements, or if it or its services and products do not achieve market acceptance, New FBR’s business, financial condition and operating results will be materially adversely affected and its cash available for distribution to shareholders may be negatively impacted.

Risks Related to FBR’s, FBR Asset’s and New FBR’s Principal Investing Activities

      Declines in the market values of FBR’s, FBR Asset’s or New FBR’s mortgage-backed securities and other investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to its shareholders.

      A substantial portion of FBR Asset’s (and indirectly, through its investment in FBR Asset, FBR’s) assets are, and New FBR’s assets will be, investments in mortgage-backed securities and other investment securities. Most of those assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of FBR or New FBR’s assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

      A decline in the market value of New FBR’s assets may adversely affect New FBR in instances where New FBR has borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require New FBR to post additional collateral to support the loan. If New FBR were unable to post the additional collateral, it would have to sell the assets at a time when it might not otherwise choose to do so. A reduction in credit available may reduce New FBR’s earnings and, in turn, cash available for distribution to shareholders.

      Use of leverage could adversely affect the operations of New FBR, particularly with respect to New FBR’s mortgage-backed securities portfolio and negatively affect cash available for distribution to its shareholders.

      Using debt to finance the purchase of mortgage-backed securities and other investment securities will expose New FBR to the risk that margin calls will be made and that it will not be able to meet those margin calls. To meet margin calls, New FBR may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses, and negatively affect cash available for distribution to its shareholders.

      While we do not believe that it will be the policy of New FBR to leverage its equity securities or loan investments, if New FBR were to leverage these investments, this leverage could expose it to the risk that margin calls will be made and that it will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

      New FBR will enter into repurchase agreements to finance mortgage related investments, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, assume that New FBR finances $96 million through repurchase agreements to acquire $100 million of 8% mortgage-backed securities. If prevailing interest rates increase from 8% to 9%, the value of the mortgage-backed securities may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the mortgage-backed securities were then sold, New FBR would have to transfer additional assets to secure the borrowings.

      Changes in interest rates could negatively affect the value of New FBR’s mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to its shareholders.

      FBR and FBR Asset have invested indirectly in mortgage loans by purchasing mortgage-backed securities and New FBR will assume ownership of these assets and continue this investment strategy. Under a normal yield curve, an investment in mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the mortgage-backed securities New FBR will own, those guarantees do not protect it from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to New FBR, which may negatively affect cash available for distribution to its shareholders.

      A significant risk associated with FBR Asset’s current portfolio of mortgage-backed securities is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these mortgage-backed securities would decline and the weighted average life of the investments would increase. FBR Asset and, after completion of the merger, New FBR could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements FBR Asset and New FBR enter into in order to finance the purchase of mortgage-backed securities.

      Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

      An increase in New FBR’s borrowing costs relative to the interest it receives on its mortgage-backed securities may adversely affect its profitability, which may negatively affect cash available for distribution to its shareholders.

      As New FBR’s repurchase agreements and other short-term borrowing instruments mature, New FBR will be required either to enter into new repurchase agreements or to sell a portion of its mortgage-backed securities or other investment securities. An increase in short-term interest rates at the time that New FBR seeks to enter into new repurchase agreements would reduce the spread between New FBR’s returns on its mortgage-backed securities and the cost of its borrowings. This change in interest rates would adversely affect New FBR’s returns on its mortgage-backed securities portfolio, which might reduce earnings and, in turn, cash available for distribution to its shareholders.

      Prepayment rates could negatively affect the value of New FBR’s mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to its shareholders.

      In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. These tendencies concerning prepayment rates may result in reduced earnings or losses for New FBR and negatively affect the cash available for distribution to its shareholders.

      Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the mortgage-backed securities New FBR owns, those guarantees do not protect investors against prepayment risks.

      Rapid changes in the values of New FBR’s mortgage-backed securities and other real estate assets may make it more difficult for New FBR to maintain its REIT status or exemption from the Investment Company Act.

      If the market value or income potential of New FBR’s mortgage-backed securities and mezzanine loans decline as a result of increased interest rates, prepayment rates or other factors, it may need to increase its real estate investments and income and/or liquidate its non-qualifying assets in order to maintain its REIT status or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of its non-real estate assets. New FBR may have to make investment decisions that it otherwise would not make absent the REIT and Investment Company Act considerations.

      Hedging against interest rate exposure may adversely affect New FBR’s earnings, which could adversely affect cash available for distribution to its shareholders.

      FBR Asset has entered, and in the future, New FBR may enter into interest rate swap agreements or pursue other hedging strategies. New FBR’s hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of mortgage-backed securities held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect New FBR because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs New FBR’s ability to sell or assign its side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

      New FBR’s hedging activity may adversely affect its earnings, which could adversely affect cash available for distribution to its shareholders.

      New FBR’s assets are likely to include mezzanine or senior loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect its earnings, which could adversely affect its cash available for distribution to its shareholders.

      We expect New FBR’s assets to include a significant amount of loans that involve a higher degree of risk than long-term senior secured loans. First, the loans may not be secured by mortgages or liens on assets. Even if secured, these loans may have higher loan-to-value ratios than a senior secured loan. Furthermore, New FBR’s right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, New FBR may be limited in its ability to enforce its rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

      New FBR’s loans may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower’s ability to repay its loan may be dependent upon a liquidity event that will enable the repayment of the loan.

      In addition to the above, numerous other factors may affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Losses in New FBR’s loans could adversely affect its earnings, which could adversely affect cash available for distribution to its shareholders.

      Loans that New FBR makes to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect cash available for distribution to its shareholders.

      Leverage may have material adverse consequences to the companies to which New FBR makes loans and to New FBR as an investor in these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on New FBR loans could adversely affect its earnings, which could adversely affect cash available for distribution to its shareholders.

      New FBR’s due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in a portfolio company’s business.

      Before making an investment in another business entity, New FBR will assess the strength and skills of the entity’s management and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, New FBR will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the companies. Against this background, there can be no assurance that New FBR’s due diligence processes will uncover all relevant facts or that any investment will be successful.

      New FBR will depend on management and has limited ability to influence management of portfolio companies.

      New FBR will not control the management, investment decisions or operations of the enterprises in which it has investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to New FBR. New FBR will typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

      New FBR may make investments that have limited liquidity, which may reduce the return on those investments to shareholders.

      The equity securities of a new entity in which New FBR invests are likely to be restricted as to resale and may otherwise be highly illiquid. We expect that there will be restrictions on New FBR’s ability to resell the securities of any private or newly-public company that it acquires for a period of at least one year after it acquires those securities. In addition, applicable REIT tax provisions may cause sales of certain assets to be disadvantageous. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

      The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Thus, sales of these securities may cause their values to fluctuate more sharply. Furthermore, because New FBR will be the corporate parent of FBR & Co., New FBR’s ability to invest in companies may be constrained by applicable securities laws and the rules of the NASD. This is because FBR & Co. is a registered broker-dealer and its investment and trading activities are regulated by the SEC and NASD. For example, the NASD’s rules may limit New FBR’s ability to invest in the securities of companies whose securities are underwritten by FBR & Co.

      The short- and medium-term loans New FBR will make will be based, in part, upon New FBR’s knowledge of the borrower and its industry. In addition, New FBR does not yet nor may it ever have a significant enough portfolio of loans to easily sell them to a third party. As a result, these loans are and may continue to be highly illiquid.

      Prices of the equity securities of new entities in which New FBR invests may be volatile.

      Prices of the equity securities of new entities in which New FBR invests may be volatile. It may make investments that are significant relative to the portfolio company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

      Disposition value of investments is dependent upon general and specific market conditions which could result in a decline of the value of the investments.

      Even if FBR Asset made or New FBR makes an appropriate investment decision based on the intrinsic value of an enterprise, there is no assurance that the trading market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies of the type in which New FBR invests could result in a decline in the value of its investments.

      The market for investment opportunities is competitive, which could make it difficult for New FBR to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to its shareholders.

      New FBR will gain access to good investment opportunities only to the extent that they become known to it. Gaining access to good investment opportunities is a highly competitive business. New FBR will compete with other companies that have greater capital, more long-standing relationships, broader product offerings and other advantages. Competitors include, but are not limited to, business development companies, small business investment companies, commercial lenders and mezzanine funds and other broker-dealers. Increased competition would make it more difficult for New FBR to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to its shareholders.

      FBR and New FBR may incur losses as a result of its technology sector investment activities, which could negatively affect the market price of its common stock and its ability to distribute dividends.

      Our technology sector investments are made primarily through funds which we manages and funds which a third party acts as a manager. These funds may invest in technology companies in the early stages of their development. New FBR’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Moreover, these funds may invest in privately held companies as to which little public information is available. Accordingly, we depend, and New FBR will depend, on these fund managers to obtain adequate information to evaluate the potential returns from investing in these companies. Fund managers may or may not be successful in this task. Also, these companies frequently have less diverse product lines and smaller market presence than large competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

      Moreover, many of these technology sector portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of these portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Adverse returns with respect to these technology sector investment activities could adversely affect FBR and New FBR’s operating results, which could negatively affect the market price of its common stock and its ability to distribute dividends.

Tax Risks Related to New FBR

      Ownership limitation may restrict change of control or business combination opportunities in which shareholders of New FBR might receive a premium for their shares.

      In order for New FBR to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve New FBR’s REIT status, its amended and restated articles of incorporation generally prohibits any shareholder from directly or indirectly owning more than 9.9% of any class or series of New FBR’s outstanding common stock or preferred stock.

      The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of New FBR’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

      U.S. federal income tax requirements may restrict New FBR’s operations, which could restrict New FBR’s ability to take advantage of attractive investment opportunities, which could negatively affect the cash available for distribution to its shareholders.

      Following the merger, New FBR intends to continue to operate in a manner that is intended to cause it to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT will require New FBR to meet various tests regarding the nature of its assets and its income, the ownership of its outstanding stock, and the amount of its distributions on an ongoing basis. In some instances, compliance with these tests may not be completely within the control of New FBR. For example, some of New FBR’s investments will be in equity securities of other REITs, which generally are qualifying assets and produce qualifying income for purposes of the REIT qualification tests. The failure of the REITs in which New FBR invests to maintain their REIT status, however, could jeopardize New FBR’s REIT status. Accordingly, New FBR cannot be certain that it will be successful in operating so as to qualify as a REIT.

      At any time, new laws, interpretations, or court decisions may change the federal tax laws regarding, or the U.S. federal income tax consequences of, qualification as a REIT. In addition, compliance with the REIT qualification tests could restrict New FBR’s ability to take advantage of attractive investment opportunities in non-qualifying assets, which would negatively affect the cash available for distribution to its shareholders. For example, New FBR may be required to limit its investment in non-REIT equity securities and mezzanine loans to the extent that such loans are not secured by real property.

      New FBR’s ownership of and relationship with its taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize New FBR’s REIT status and may result in the application of a 100% excise tax.

      A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary will pay income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

      In addition, each of our subsidiaries in existence immediately prior to the effective time of the merger will become a taxable REIT subsidiary of New FBR as of the closing date of the merger. As a result, all of New

FBR’s operating businesses, including those currently operated by us, will be conducted after the merger through taxable REIT subsidiaries. New FBR’s taxable REIT subsidiaries will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to New FBR but is not required to be distributed to New FBR.

      We believe that, as of the closing date of the merger, the aggregate value of the taxable REIT subsidiary stock and securities owned by New FBR will be significantly less than 20% of the value of New FBR’s total assets (including the taxable REIT subsidiary stock and securities). Furthermore, New FBR will monitor the value of its investments in its taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% of the value of its assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). In addition, New FBR will scrutinize all of its transactions with its taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that New FBR will be able to comply with the 20% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

      Failure to make required distributions would subject New FBR to tax, which would reduce the cash available for distribution to its shareholders.

      In order to qualify as a REIT, an entity must distribute to its shareholders, each calendar year, at least 90% of its taxable income, other than any net capital gain and excluding any retained earnings of taxable REIT subsidiaries. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, the REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•	85% of its ordinary income for that year,

•	95% of its capital gain net income for that year, and

•	100% of its undistributed taxable income from prior years.

      New FBR intends to continue to pay out its REIT taxable income to its shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% excise tax. There, however, is no requirement that taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or its shareholders and New FBR’s taxable REIT subsidiaries may elect not to make any distributions to New FBR.

      New FBR’s taxable income may substantially exceed its net income as determined based on generally accepted accounting principles because, for example, capital losses will be deducted in determining its GAAP income, but may not be deductible in computing its taxable income. In addition, New FBR may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, New FBR will incur corporate income tax and the 4% excise tax with respect to any phantom income items if it does not distribute those items on an annual basis. As a result of the foregoing, New FBR may generate less cashflow than taxable income in a particular year. In that event, New FBR may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that it regards as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in that year.

      Failure to qualify as a REIT would subject New FBR to U.S. federal income tax, which would reduce the cash available for distribution to its shareholders.

      If New FBR fails to qualify as a REIT in any calendar year, it would be required to pay U.S. federal income tax on its taxable income. New FBR might need to borrow money or sell assets in order to pay that tax. Its payment of income tax would decrease the amount of its income available for distribution to its shareholders. Furthermore, if New FBR ceases to be a REIT, it no longer would be required to distribute substantially all of its taxable income to its shareholders. Unless its failure to qualify as a REIT were excused under federal tax laws, New FBR could not re-elect REIT status until the fifth calendar year following the year in which it failed to qualify. In addition, FBR Asset’s failure to qualify as a REIT in any taxable year prior to or ending on completion of the merger could jeopardize New FBR’s REIT status after the merger and/or cause it to be subject to U.S. federal income tax.

      Failure of New FBR to distribute our earnings and profits would cause New FBR to fail to qualify as a REIT.

      At the end of any taxable year, a REIT may not have any accumulated earnings and profits, described generally for U.S. federal income tax purposes as cumulative undistributed net income, attributable to an ordinary non-REIT corporation. In connection with the merger, New FBR will succeed to our accumulated earnings and profits, which is an ordinary non-REIT corporation. PricewaterhouseCoopers LLP is preparing, and will provide prior to the date of the mergers, a computation of our accumulated earnings and profits as of December 31, 2002, and a projection, based on certain assumptions, of our earnings and profits for the period from January 1, 2003 through the date of the merger. Based on this report, New FBR will make a corresponding special one-time cash distribution to its shareholders on or before December 31, 2003, in an amount that is intended to equal or exceed the accumulated earnings and profits that it will inherit from us. However, the determination of accumulated earnings and profits for U.S. federal income tax purposes is extremely complex and the computations of PricewaterhouseCoopers are not binding on the Internal Revenue Service. If the Internal Revenue Service were successfully to assert that our accumulated earnings and profits were greater than New FBR’s special distribution, New FBR possibly could fail to qualify as a REIT. Alternatively, New FBR could avoid losing its REIT status by paying a deficiency dividend to eliminate any remaining accumulated earnings and profits of ours. There can be no complete assurance, however, that the Internal Revenue Service would not assert loss of REIT status as the penalty for failing to distribute our accumulated earnings and profits by the end of 2003.

      A sale of assets acquired from us within ten years after the merger would result in corporate income tax, which would reduce the cash available for distribution to its shareholders.

      If New FBR sells stock or securities of a taxable REIT subsidiary or any other asset that it acquires from us within ten years after the merger and recognizes a taxable gain on the sale, New FBR will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain that New FBR recognizes at the time of the sale; or

•	the amount of gain that New FBR would have recognized if it had sold the asset at the time of the merger for its then fair market value.

      This rule potentially could inhibit New FBR from selling taxable REIT subsidiary stock or securities or other assets acquired from us within ten years after the merger.

      Adverse legislative or regulatory tax changes may affect the tax treatment of New FBR or its shareholders.

      At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect New FBR or you, as a shareholder. On January 7, 2003, the Bush Administration released a proposal that would exclude corporate dividends from an individual’s taxable income, to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REIT dividends would not be exempt from income tax in the hands of an individual shareholder because REITs’ income generally is not subject to corporate-level tax. This proposal could cause stock in non-REIT corporations to be a more attractive investment to individual investors than stock in REITs. There can be no assurance regarding the form in which this proposal ultimately will be enacted or whether it will in fact be enacted.

Item 2.     Properties

      We lease four floors of our headquarters building in Arlington, Virginia, totaling approximately 69,621 square feet. We also lease approximately 57,379 square feet in our other offices. During 2002, we opened offices in Chicago, Illinois and San Francisco, California. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

Item 3.     Legal Proceedings

      While the ultimate resolution of any matter cannot be currently determined, in the opinion of management, after consultation with legal counsel, as of December 31, 2002, we were not a defendant or plaintiff in any lawsuit or arbitration, or involved in any governmental or self regulatory matter, the outcome of which was expected to have a material adverse effect on our financial condition.

      Many aspects of our business involve substantial risks of liability or litigation. Underwriters and broker-dealers are exposed to liability under Federal and state securities laws, other Federal and State laws and court decisions, including decisions with respect to underwriters liability and limitation on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. We are subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our operating results and financial condition.

Item 4.     Submission of Matters to a Vote of Securities Holders

      None.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The principal market for trading our Class A common stock is the New York Stock Exchange. Set forth below are the high and low sale prices of our Class A common stock for each quarter for 2002, 2001 and 2000.

PART II

	High		Low

2002

Fourth Quarter	$10.60		$8.35

Third Quarter	12.77		7.60

Second Quarter	12.88		7.00

First Quarter	8.00		5.05

2001

Fourth Quarter	$6.00		$4.50

Third Quarter	7.24		4.60

Second Quarter	7.00		4.92

First Quarter	7.94		5.00

2000

Fourth Quarter	$9	3/8	$6

Third Quarter	9	1/2	6	5/8

Second Quarter	11		5	1/2

First Quarter	19	15/16	6	3/16

      According to the records of our transfer agent, we had approximately 128 shareholders of record as of December 31, 2002. Because many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

      Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and do not plan to declare dividends on our Class A common stock, at this time.

Item 6.     Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations

Revenues:

Investment banking:

Underwriting	$76,556	$47,853	$21,086	$22,642	$70,791

Corporate finance	58,595	28,534	31,404	22,541	41,356

Investment gains	8,725	6,762	1,453	3,853	—

	143,876	83,149	53,943	49,036	112,147

Institutional brokerage:

Principal transactions	27,512	26,330	32,319	22,058	(28,192)

Agency commissions	35,672	27,084	21,084	14,988	15,308

	63,184	53,414	53,403	37,046	(12,884)

Asset management:

Base management fees	28,956	19,744	9,719	9,409	7,556

Incentive allocations and fees	14,258	3,628	1,673	1,577	3,841

Net investment income (loss)	16,276	9,532	10,843	(5,268)	(3,972)

	59,490	32,904	22,235	5,718	7,425

Technology sector net investment and incentive income (loss)	(5,622)	(18,100)	41,614	36,398	29

Interest, dividends and other	7,275	9,422	9,695	10,768	16,151

Total revenues	268,203	160,789	180,890	138,966	122,868

Expenses:

Compensation and benefits	147,072	108,112	109,768	98,424	82,599

Business development and professional services	30,589	28,879	19,229	23,582	29,313

Clearing and brokerage fees	5,353	7,087	6,207	4,693	5,078

Occupancy and equipment	8,838	10,852	9,544	6,674	4,225

Communications	8,185	5,832	5,085	4,323	3,592

Interest expense	2,073	1,083	1,665	1,323	4,927

Other operating expenses	10,652	9,415	7,147	6,918	9,343

Restructuring and software impairment charges	—	5,151	—	—	—

Total expenses	212,762	176,411	158,645	145,937	139,077

Net income (loss) before taxes and extraordinary gain	55,441	(15,622)	22,245	(6,971)	(16,209)

Income tax provision (benefit)	3,035	(1,760)	4,163	—	—

Net income (loss) before extraordinary gain	52,406	(13,862)	18,082	(6,971)	(16,209)

Extraordinary gain	1,413	1,148	—	—	—

Income tax provision on extraordinary gain	536	—	—	—	—

Net income (loss)	$53,283	$(12,714)	$18,082	$(6,971)	$(16,209)

	Year Ended December 31,

	2002		2001	2000	1999	1998

Consolidated Balance Sheet Data

Assets:

Cash and cash equivalents	$90,007		$46,246	$52,337	$43,743	$46,827

Marketable trading securities	8,298		15,706	18,447	6,137	13,150

Long-term investments	150,447		119,982	142,950	135,723	97,157

Other	157,433		110,024	38,485	40,753	47,982

Total assets	$406,185		$291,958	$252,219	$226,356	$205,116

Liabilities:

Accounts payable and other liabilities	$108,882		$66,411	$36,733	$34,358	$15,322

Short-term debt	26,940		21,165	—	—	—

Long-term collateralized loan	5,266		5,694	—	—	—

Trading account securities sold short	19,932		13,377	930	3,029	2,892

Total liabilities	161,020		106,647	37,663	37,387	18,214

Shareholders’ equity	245,165		185,311	214,556	188,969	186,902

Total liabilities and shareholders’ equity	$406,185		$291,958	$252,219	$226,356	$205,116

Statistical Data

Basic earnings (loss) per share	$1.16		$(0.27)	$0.37	$(0.14)	$(0.33)

Diluted earnings (loss) per share	$1.10		$(0.27)	$0.36	$(0.14)	$(0.33)

Book value per share (1)	$5.28	(2)	$4.06 (2)	$4.34	$3.86	$3.81

Total employees (1), (3)	481		433	386	390	358

Revenue per employee	$587		$393	$466	$372	$394

Pre-tax return on average equity	26%		(8)%	11%	(4)%	(8)%

Compensation and benefits expense as a percentage of revenues	55%		67%	61%	71%	67%

Basic weighted average shares outstanding (in thousands)	46,098	(2)	47,466 (2)	49,162	48,872	49,724

Diluted weighted average shares outstanding (in thousands)	48,442		47,466	50,683	48,872	49,724

(1)	As of end of the period reported.

(2)	Excludes employee stock and purchase loan receivable of $24.2 million and $22.7 million as of December 31, 2002 and 2001, respectively, and four million shares pledged as collateral.

(3)	Includes 59 and 54 employees of FBR Bank as of December 31, 2002 and 2001, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      FBR is a holding company for subsidiaries that conduct institutional investment banking and institutional brokerage activities (“the Capital Markets Group”), investment management and advisory services (“the Asset Management Group”). The Capital Markets Group includes an online broker-dealer and securities distributor. The Asset Management Group also provides administrative, shareholder and accounting services for mutual funds, holds investments, as principal, in several of the funds that it manages and other investments acquired in connection with its business. Our company operates primarily in the United States and Europe.

     Merger Agreement with FBR Asset

      On November 15, 2002, FBR and FBR Asset announced that they had signed a definitive agreement to merge the two firms in a tax-free stock for stock exchange. Under terms of the transaction, each share of FBR

Asset common stock outstanding at closing will be converted into 3.65 shares of Class A Common Stock, and each share of FBR will be converted into one corresponding Class A or Class B share of New FBR, which will elect REIT status for tax purposes. The principal investments of FBR will be included in New FBR while our operating businesses will be included as they currently are in a taxable REIT subsidiary of New FBR. The merger will be accounted for as a purchase of FBR Asset by us using the purchase method of accounting. If our merger with FBR Asset is completed, we have entered into an undertaking with the Federal Reserve Board (“the Board”) to convert to an entity that would allow us to continue to provide trust and custody services, but that would remove New FBR from regulation by the Board as a financial holding company. See discussion below for further information regarding our current investment in FBR Asset.

     FBR Asset Investment Corporation

      FBR Asset is a corporation that has been managed by us since its creation in 1997 through a management agreement with one of our investment adviser subsidiaries. At December 31, 2002, our long-term investment was 9.9% of the company. At December 31, 2002, FBR Asset had gross assets of $5.4 billion and shareholder’s equity of $752.2 million. Our Vice Chairman and Co-Chief Executive Officer, Mr. Billings, serves as the Chairman and Chief Executive Officer of FBR Asset and our Chairman and Co-Chief Executive Officer, Mr. Friedman, is also a director of FBR Asset. FBR Asset also has three outside, independent members of its Board of Directors who approved the management agreement with us, which agreement includes the base and incentive fees that are paid to us.

      Our principal broker-dealer subsidiary, FBR & Co. has entered into an agreement with FBR Asset, regarding FBR Asset’s extension of credit to or investment in entities that are or may be FBR & Co. investment banking clients. In 2002, pursuant to this agreement, FBR Asset received $6.4 million in fees from FBR & Co. from five investment banking transactions. Our investment banking revenues for these transactions are recorded net of these fees.

      During 2002, we earned $10.1 million (net of expenses) in fees in our Capital Markets Group in connection with FBR & Co. underwriting three follow-on offerings for FBR Asset. In 2001, we earned $4.4 million in connection with one follow-on offering for FBR Asset.

      FBR Asset invests directly in fixed- and adjustable-rate residential mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and merchant banking investments: equity securities, mezzanine or senior loans, and opportunistic investments. As of December 31, 2002, 97% and 2% of FBR Asset’s total assets were invested in mortgage-backed securities and equity securities, respectively, compared with 93% and 5% respectively as of December 31, 2001. FBR Asset uses leverage to enhance the return on its mortgaged-backed securities and as of December 31, 2002, the debt-to-equity ratio of its mortgage-backed securities portfolio was 7.00 to 1.

      Our management agreement with FBR Asset provides that we receive base management fees of 0.20% based on the value of mortgage related assets and 0.75% based on the value of all other invested assets. For the years ended December 31, 2002 and 2001, we received base management fees of $8.6 million and $1.8 million respectively. In addition, we are entitled to receive incentive fees based on performance above a benchmark. For the years ended December 31, 2002 and 2001, we received incentive fees of $13.8 million and $1.7 million. We did not receive incentive fees in any other year. The management agreement with FBR Asset will cease upon completion of our merger.

      We account for our equity interest in FBR Asset under the equity method and for the years ended December 31, 2002 and 2001 recorded $20.9 million and $4.3 million of net investment income for our proportionate share (including the effect of new share issuances in 2002 and 2001) of FBR Asset’s net income for those years.

Business Environment

      Our principal business activities, investment banking (capital raising and merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management (including investments), are linked to the capital markets. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

      During 2002, we continued to experience an increase in underwriting, private placement, M&A and advisory activity, especially in two of our focused industry sectors: the financial institutions and real estate sectors and, to a lesser extent, the energy, healthcare and technology sectors. The economic slowdown that began in the second half of 2000, however, continued to adversely affect equity valuations and has now adversely affected the broad equity markets. In addition, the advent of decimal pricing in 2001 has continued to adversely affect secondary equity market trading margins.

      Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. The downturn in the technology sector has adversely affected this portion of our business and caused reductions in certain unrealized gains in technology sector securities held by us either directly or through funds we manage. Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

      Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. For example, new issue activity was down significantly in the fourth quarter of 2002 and this softness has carried over into 2003. In addition, a downturn in the level of market activity can lead to a decrease in brokerage revenues. Similar to investment banking, beginning in the second half of 2002, institutional brokerage has experienced volume declines that have continued into 2003. Therefore, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

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

      In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. Our merger with FBR Asset reflects this strategy to diversify and strengthen our revenue base. We may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

Operating Groups

Capital Markets Group

      Our capital markets activities consist of investment banking and institutional brokerage (including research).

     Investment Banking

      Our investment banking (underwriting and corporate finance) activities consist of a broad range of services, including public and private capital raising transactions that include a wide variety of securities and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. During 2002, we completed or advised on 98 investment banking transactions including 28 lead or sole-managed public underwritings or private placements, 15 co-managed public underwritings or private placements, 33 merger and acquisition (M&A) and advisory transactions and 22 underwriting transactions as a syndicate or selling group member representing $5.2 billion of aggregate transaction value, with $4.4 billion in public underwritings and private placements and $853.4 million in merger and acquisition and advisory transactions.

      During the year ended December 31, 2002, we managed or co-managed five initial public offerings (IPO) and 30 secondary (or follow-on equity, trust preferred and debt) offerings raising approximately $3.7 billion and generating $76.6 million in revenues. The average size of transactions managed was $105.7 million.

      Corporate finance revenues include private placement fees and M&A, restructuring and other advisory service fees. During the year ended December 31, 2002, we acted as private placement agent or 144A initial purchaser in eight non-public transactions, raising $684.7 million and generating $38.9 million in revenues. We also advised on 33 M&A and other advisory assignments generating $19.7 million in revenues.

      The following table shows details of our investment banking revenues for the years indicated:

Investment Banking Revenues

	2002	2001	2000	1999	1998

Revenues:
Public Underwritings

Initial public offerings	$2,414	$9,926	$8,343	$8,910	$50,502

Secondary public offerings	73,719	37,927	10,234	12,407	15,623

High yield debt & preferred	423	—	2,509	1,325	4,666

Underwriting	76,556	47,853	21,086	22,642	70,791

Non Public Capital Raising and M&A

High yield debt & preferred	—	—	—	4,428	6,427

M&A and advisory services	19,744	9,753	22,511	14,554	15,608

Private equity placements	38,851	18,781	8,893	3,559	19,321

Corporate finance	58,595	28,534	31,404	22,541	41,356

Investment gains	8,725	6,762	1,453	3,853	—

Total investment banking	$143,876	$83,149	$53,943	$49,036	$112,147

Capital raising	$115,407	$66,634	$29,979	$30,629	$96,539

Total M&A, restructuring, other advisory and investment gains	28,469	16,515	23,964	18,407	15,608

Total investment banking	$143,876	$83,149	$53,943	$49,036	$112,147

     Institutional Brokerage

      In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues related to these services are:

Institutional Brokerage Revenues

	2002	2001	2000	1999	1998

Principal sales credits	$26,575	$24,310	$25,453	$24,305	$30,976

Trading gains and losses, net	937	2,020	6,866	(2,247)	(59,168)

Principal transactions	27,512	26,330	32,319	22,058	(28,192)

Agency commissions	35,672	27,084	21,084	14,988	15,308

Total	$63,184	$53,414	$53,403	$37,046	$(12,884)

Principal and agency, excluding trading gains and losses	$62,247	$51,394	$46,537	$39,293	$46,284

Trading gains and losses, net	937	2,020	6,866	(2,247)	(59,168)

Total	$63,184	$53,414	$53,403	$37,046	$(12,884)

Asset Management Group

      Asset management revenue increased 264% over the last year from $14.8 million in 2001 to $53.9 million in 2002 primarily as a result of an increase in revenues from FBR Asset, and, to a lesser extent, a reduced impact from the downturn in the technology sector. During 2002, we recorded net investment and incentive income from FBR Asset of $34.7 million and technology sector net investment and incentive loss of $(5.6) million. During 2001, we recorded net investment and incentive income from FBR Asset of $5.9 million and technology sector net investment and incentive loss of $(18.1) million.

     Fee Revenues

      Our asset management activities consist of managing and investing in a broad range of pooled investment vehicles, including investment partnerships, FBR Asset, mutual funds, and separate accounts, as well as some direct principal investments. Our total net assets under management (AUM) increased 53% from $1.5 billion at December 31, 2001 to $2.3 billion at December 31, 2002 due primarily to the growth in FBR Asset and to a lesser extent growth in mutual fund assets:

Assets Under Management

(AUM)

	2002

	Productive
	Capital(1)	Gross(2)	Net(3)

Managed accounts (including FBR Asset)	$6,538.0	$6,538.0	$871.5

Hedge and offshore funds	162.4	247.0	162.4

Mutual funds	1,173.3	1,188.5	1,173.3

Private equity funds	91.2	34.7	30.9

Technology sector funds	249.0	63.8	48.2

Total	$8,213.9	$8,072.0	$2,286.3

	2001

	Productive
	Capital(1)	Gross(2)	Net(3)

Managed accounts (including FBR Asset)	$1,371.4	$1,371.4	$250.2

Hedge and offshore funds	153.4	260.6	153.4

Mutual funds	1,001.7	1,005.8	1,001.7

Private equity funds	93.3	48.3	47.6

Technology sector funds	248.3	71.0	64.9

Total	$2,868.1	$2,757.1	$1,517.8

(1)	Productive capital assets under management represents the amount of actual or committed capital that determines the respective investment vehicles’ base management fees payable to FBR. The productive capital base for each vehicle is determined by the terms of its specific agreement (which is generally a partnership, operating or management agreement). For FBR Asset the productive capital includes both equity and debt, and for technology sector funds and certain private equity funds the productive capital represents primarily committed capital.

(2)	Gross assets under management represent the amount of actual gross assets of FBR Asset and our proprietary investment partnerships and mutual funds including leverage.

(3)	Net assets under management represent gross assets under management, net of any repo debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

      We generate fees from our asset management activities in two ways:

•	As investment adviser we receive management fees for the management of investment vehicles’ or accounts, including hedge, private equity and venture capital funds, mutual funds, separate accounts and FBR Asset, based upon the amount of capital committed or under management. Additionally, during 2001 we began earning mutual fund administrative servicing fees from mutual funds for which we provide custody, transfer agent, shareholder and mutual fund accounting services. These fees are earned on both mutual funds we manage and mutual funds managed by others. This revenue is recorded in base management fees in our statements of operations.

•	Based on the performance of certain investment vehicles we receive incentive income based upon their operating results. Incentive income from investment partnerships represents special allocations, generally 20%, of realized and unrealized gains to our capital accounts as managing partner of the partnerships. This special allocation is sometimes referred to as carried interest and is recorded in incentive allocations and fees in our statements of operations. In addition, we receive quarterly cash incentive fees from FBR Asset, based on 25% of net income over a performance hurdle. Technology sector funds incentive allocations are reported in technology sector net investment and incentive income (loss) in our statements of operations.

      Base management fees are earned on our productive capital AUM and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own investment and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.25% for FBR Asset’s mortgage-backed securities to 2.5% for two of our venture capital funds). We earn base management fees from our managed vehicles monthly or quarterly, and generally receive base management fees quarterly or semi-annually. We recorded $29.0 million in base management fees (including mutual fund administrative servicing fees) for the year ended December 31, 2002. During 2002, the base management fees on our managed assets as a percentage of ending productive capital AUM decreased from 0.7% to 0.4%, as the major increases in the productive capital AUM came from mutual funds and FBR Asset, which earn relatively lower percentage fees. The base management fees on our managed assets as a percentage of net AUM increased slightly from 1.2% to 1.3%. Our annualized effective fee during the fourth quarter of 2002 on the December 31, 2002 productive capital AUM was 0.4%, and on net AUM was 1.4%.

      In addition to base management fees, we may earn incentive income on FBR Asset and our managed hedge, private equity and venture capital partnerships. FBR Asset pays us a quarterly incentive fee based on an annual rate of 25% of its excess net income for the trailing twelve months over a performance hurdle. We generally are allocated 20% of the net realized and unrealized investment gains (if any) over a hurdle on the assets contributed by third parties to the investment partnerships. For the year ended December 31, 2002, we recorded $14.3 million of non-technology sector incentive allocations and fees, and in the technology sector $(0.4) million related to TVP. Under the terms of TVP’s partnership agreement, after allocations have been made to the limited partners in amounts totaling their commitments, we are entitled to receive special allocations in an amount equal to 20% of the realized and unrealized gains allocated to the limited partners. In succeeding periods, we are entitled to an allocation of 20% of the partnership’s realized and unrealized gains and losses and the remaining 80% is allocated to the limited partners on a pro-rata basis. Changes in our TVP capital account, as of December 31, 2002, include the effect of the allocation of this 20% carried interest.

Principal Investments

      As of December 31, 2002, our long-term investments totaled $150.4 million, an increase of 25% from $120.0 million at December 31, 2001. We target a blended rate of return on our long-term investments, including our own investments in the vehicles we manage as well as direct investments, of 10-12%. During 2002, we recorded net investment income (excluding technology sector investment losses of $5.6 million) of $16.3 million and $1.0 million of interest on our long-term debt investments, representing approximately 16% return on our average non-technology sector long-term investments of $109.8 million. Including technology sector investment losses and related investments, during 2002 total net investment income and interest on our long-term debt investments totaled $11.7 million, representing approximately 9% return on average long-term investments of $135.2 million.

      As investor, we record realized and unrealized gains and losses on our investments. Under the equity method of accounting, we record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships that we manage and FBR Asset. Income or loss allocations are recorded in net investment income (loss) in our statements of operations. The portion of technology sector funds income and losses is reported in technology sector net investment and incentive income (loss) in our statements of operations.

      The incentive allocations and gains/(losses) in our managed investment partnerships are determined, in part, by the value of securities held by those partnerships. To the extent that our managed partnerships hold securities of public companies that are restricted as to resale due to contractual lock-ups, regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as haircuts. As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

      In May 1998, as part of our strategy to create new asset management products and to diversify our asset management business, we organized a business trust designed to extend financing to middle-market businesses in need of subordinated debt or mezzanine financing. In connection therewith, in July 1998, we made two loans and an equity investment totaling $24.5 million to three unrelated businesses. The equity investment was in a company in the technology sector. During 1999 and 2000, we wrote-down the technology sector equity investment to zero. During 2001, one of the loans was repaid with interest and an equity kicker resulting in a total annual return of approximately 20%. The remaining loan, valued at $7.5 million, bears interest at an annual rate of 15.0%. We subsequently decided not to seek outside investment for this vehicle but continue to hold its investment as principal.

Results of Operations

Revenues

      Our revenues consist primarily of (1) underwriting revenue, corporate finance fees and investment gains in investment banking; (2) agency commissions and principal transactions in institutional brokerage; and

(3) base management fees, incentive allocations and fees, net investment income and technology sector net investment income and incentive income in asset management. We also generate interest and dividends. Revenue from underwriting and corporate finance transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts. Agency commissions are dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Principal transactions are dependent on these same factors and on Nasdaq trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the productive capital on which our base management fees are calculated, the amount and performance of capital on which we have the potential to generate incentive income, and the amount of our own long-term investments and the performance of those investments. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net gains and losses, may fluctuate as a result. Accordingly, our revenues have fluctuated, and are likely to continue to fluctuate, based on these factors.

      Underwriting revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group. As lead manager, we generally receive 50% to 60% of the total underwriting spread and as a co-manager, we generally receive 5% to 40% of the total underwriting spread.

      Corporate finance revenues consist of M&A, restructuring, private placement, mutual-to-stock conversion and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

      In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, the Company carries the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model.

      Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in Nasdaq-listed and other securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

      Agency commissions revenue includes revenue resulting from executing stock exchange-listed securities and other transactions as agent.

      We receive asset management revenue in our capacity as the investment manager to advisory clients, including FBR Asset and our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on FBR Asset and investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services, real estate and technology sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors.

      Asset management investment income and losses are combined and reported on a net basis. Income and losses primarily represent our proportionate share of income or loss related to investments in proprietary investment partnerships and FBR Asset, in addition to recognized losses for other than temporary impairment on securities held as available-for-sale and realized gains and losses from the sale of investment securities. As of December 31, 2002, we had $4.3 million of unrealized gains related to available-for-sale securities including our interest in FBR Asset’s unrealized gains, recorded in accumulated other comprehensive income. Upon the sale of these securities or in the event a decline in value is deemed other than temporary, the resulting difference between the cost and market value will be recorded as an investment gain or loss.

      Interest, dividends and other primarily includes interest earned on mortgage-backed securities and bank loans and 12b-1 fees earned by our online broker dealer.

Expenses

      Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, research, asset management, investment banking professionals and to executive management. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During 2002, certain of our executive officers were eligible for bonuses under the Key Employee Incentive Plan (the Key Employee Plan). During 2002, we recorded $14.2 million with respect to executive officer compensation. As of December 31, 2002, $9.7 million of this compensation had been paid and $4.5 million was accrued.

      Business development and professional services expenses include travel and entertainment, expenses related to investment banking transactions, costs of conferences, advertising, legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as investment banking expenses and sub-advisory fees, are to a large extent variable with revenue.

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

      The following table sets forth financial data as a percentage of revenues for the years presented:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Revenues:

Investment banking:

Underwriting	28.5%	29.8%	11.7%	16.3%	57.6%

Corporate finance	21.8%	17.7%	17.4%	16.2%	33.7%

Investment gains	3.3%	4.2%	0.8%	2.8%	—

	53.6%	51.7%	29.9%	35.3%	91.3%

Institutional brokerage:

Principal transactions	10.3%	16.4%	17.5%	15.9%	(22.9)%

Agency commissions	13.3%	16.8%	12.0%	10.8%	12.5%

	23.6%	33.2%	29.5%	26.7%	(10.4)%

Asset management:

Base management fees	10.8%	12.3%	5.4%	6.8%	6.1%

Incentive allocations and fees	5.3%	2.3%	0.9%	1.1%	3.1%

Net investment income (loss)	6.1%	5.9%	6.0%	(3.8)%	(3.2)%

	22.2%	20.5%	12.3%	4.1%	6.0%

Technology sector net investment and incentive income (loss)	(2.1)%	(11.3)%	23.0%	26.2%	—

Interest, dividends and other	2.7%	5.9%	5.3%	7.7%	13.1%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses:

Compensation and benefits	54.8%	67.2%	60.7%	70.8%	67.2%

Business development and professional services	11.4%	18.0%	10.6%	17.0%	23.9%

Clearing and brokerage fees	2.0%	4.4%	3.4%	3.4%	4.2%

Occupancy and equipment	3.3%	6.7%	5.3%	4.8%	3.4%

Communications	3.0%	3.6%	2.8%	3.1%	2.9%

Interest expense	0.8%	0.7%	0.9%	0.9%	4.0%

Other operating expenses	4.0%	5.9%	4.0%	5.0%	7.6%

Restructuring and software impairment charges	—	3.2%	—	—	—

Total expenses	79.3%	109.7%	87.7%	105.0%	113.2%

Income (loss) before income taxes	20.7%	(9.7)%	12.3%	(5.0)%	(13.2)%

      We estimate that our fixed costs, which for these purposes we consider to include all expenses except for restructuring and software impairment charges, variable compensation, investment banking deal expenses, sales and trading travel and entertainment, asset management sub-advisory fees, clearing and brokerage fees, and interest expense, as a percentage of revenues, decreased from 58% of revenue to 32% of revenue from 2001 to 2002 in part due to increased revenue and cost containment in 2002, partially offset by the full-year effect in 2002 of the acquisition of MMA/ Rushmore in 2001.

Comparison of the Years Ended December 31, 2002 and 2001

      Net income (loss) increased from $(12.7) million in 2001 to $53.3 million in 2002. This increase is primarily due to increased revenues in 2002 as compared to 2001 and cost containment. Specifically, within capital markets our investment banking revenue increased $60.7 million and institutional brokerage revenue increased $9.8 million in 2002. Asset management revenue (including technology sector net investment and incentive loss) increased $39.1 million. Total expenses increased 21% from $176.4 million in 2001 to $212.8 in 2002. This increase is due primarily to an increase in variable compensation expense associated with increased revenue.

      Our revenues increased 67% from $160.8 million in 2001 to $268.2 million in 2002 primarily due to an increase in investment banking revenue of $60.7 million and an increase in asset management revenue (including technology sector net investment and incentive loss) of $39.1 and, to a lesser extent, an increase in revenue from institutional brokerage of $9.8 million.

      Underwriting revenue increased 60% from $47.9 million in 2001 to $76.6 million in 2002. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During 2002, we managed 35 public offerings, of which we lead-managed 20, raising $3.7 billion and generating $76.6 million in revenues, net of $2.8 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co. These revenues included $10.9 million in underwriting fees in connection with three follow on offerings for FBR Asset that we lead managed. During 2001, we managed 25 public offerings, of which we lead-managed 16, raising $1.9 billion and generating $47.9 million in revenues. These revenues included $4.4 million in underwriting fees in connection with a follow on offering for FBR Asset that we lead managed. The average size of underwritten transactions for which we were a lead or co-manager increased from $76.0 million in 2001 to $105.7 million in 2002.

      Corporate finance revenue increased 105% from $28.5 million in 2001 to $58.6 million in 2002 due primarily to an increase in the number of private placement and M&A transactions completed. M&A and advisory fee revenue increased from $9.8 million in 2001 to $19.7 million in 2002. We completed eight M&A transactions in 2001 compared to fourteen in 2002. In 2001, we completed four private placements generating $18.7 million in revenues, net of $2.9 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co., compared to eight completed transactions in 2002 generating $38.9 million in revenues, net of $3.6 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co.

      During 2002, we recorded an investment banking gain of $8.7 million; of this amount, $5.6 million related to gains on restricted shares and $2.5 million related to warrants received in connection with capital raising activities. By December 31, 2002, $0.5 million of the warrant gain had been realized.

      Institutional brokerage revenue from principal transactions increased 4% from $26.3 million in 2001 to $27.5 million. We recorded trading gains of $0.9 million in 2002 compared to $2.2 million in 2001.

      Institutional brokerage agency commissions increased 32% from $27.1 million in 2001 to $35.7 million in 2002 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

      Asset management base management fees increased 47% from $19.7 million in 2001 to $29.0 million in 2002 primarily due to an increase of $6.8 million in fees from FBR Asset and an increase of $2.3 million in fees from our mutual funds.

      Asset management incentive allocations and fees increased 293% from $3.6 million in 2001 to $14.3 million in 2002, primarily due to FBR Asset. During 2002, we earned incentive fees from FBR Asset of $13.8 million compared to $1.7 million in 2001.

      Asset management net investment income increased 71% from $9.5 million in 2001 to $16.3 million in 2002. Net investment income in 2002 includes: $20.9 million of net investment income from our investment in FBR Asset offset by $(3.4) million of net investment loss from investments in proprietary investment partnerships, $(0.9) million of other than temporary unrealized depreciation related to our available-for-sale securities and $(0.3) million of other miscellaneous net investment loss. Net investment income in 2001 includes: $4.3 million of net investment income from our investment in FBR Asset (net of $1.1 million of investment loss, representing dilution associated with FBR Asset’s secondary offering in August 2001), $4.9 million of net investment income from investments in proprietary investment partnerships, and $1.7 million of net investment income from our private debt investments offset by $(1.0) million of other than temporary unrealized depreciation related to an available for sale security and $(0.4) million of other miscellaneous net investment loss.

      Asset management technology sector net investment and incentive loss decreased 69% from $(18.1) million in 2001 to $(5.6) million in 2002. Technology sector net investment and incentive loss in 2002 was comprised entirely of net investment and incentive loss from investments in venture capital proprietary investment partnerships. Technology sector net investment and incentive income in 2001 included $(14.8) million of net investment and incentive income from investments in venture capital proprietary investment partnerships, of which $(13.6) million was associated with TVP I and TVP II, $(2.3) million of net investment loss from direct technology sector investments and $(0.9) million of other than temporary unrealized depreciation related to technology sector available-for-sale securities.

      Unrealized gains related to asset management investments that are included in accumulated other comprehensive income in our balance sheet totaled $4.3 million as of December 31, 2002. If and when we liquidate these or determine that a decline in value of these investments is other than temporary, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) decreased 38% from $8.3 million in 2001 to $5.2 million in 2002. Interest, dividend and other revenues decreased $2.1 million primarily due to a decrease in earnings on invested cash primarily as a result of a decline in interest rates. Interest expense increased $1.0 million as a result of our increased short-term loans as well as a full year’s interest accretion associated with our long-term collateralized loan of $5.3 million associated with our acquisition of MMA/ Rushmore.

      Total expenses increased 21% from $176.4 million in 2001 to $212.8 million in 2002 due primarily to an increase in variable compensation expense associated with increased revenue.

      Compensation and benefits expense increased 36% from $108.1 million in 2001 to $147.1 million in 2002 due to an increase of $28.5 million in variable compensation primarily associated with investment banking and institutional brokerage and, to a lesser extent, an increase of $13.6 million in executive officer compensation as a result of profitability and the provisions of the 2002 executive officer plan which is calculated as up to twenty percent of pre-tax profits, offset by a decrease in fixed compensation of $2.9 million. As a percentage of revenues, compensation and benefits expense decreased from 67% in 2001 to 55% in 2002.

      Business development and professional services increased 6% from $28.9 million in 2001 to $30.6 million in 2002 primarily due to an increase in travel, legal and other expenses associated with the increase in investment banking activity. Business development and professional services expenses associated with investment banking fees increased $3.4 million from $8.6 million in 2001 to $12.0 million in 2002 or 11.3% of corresponding revenue in 2001 and 8.9% of corresponding revenue in 2002.

      Clearing and brokerage fees decreased 24% from $7.1 million in 2001 to $5.4 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 13% in 2001 to 8% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

      Occupancy and equipment expense decreased 19% from $10.9 million in 2001 to $8.8 million in 2002 due to a decrease in depreciation and amortization expense of $1.8 million in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of the $2.7 million accelerated write-off of capitalized software costs of our online broker dealer operation (fbr.com) due to us determining such capitalized costs were impaired and written-off during the third quarter of 2001.

      Communications expense increased 40% from $5.8 million in 2001 to $8.2 million in 2002 primarily due to the opening of new offices, higher levels of business and system upgrades relating to trust and custody services.

      Other operating expenses increased 13% from $9.4 million in 2001 to $10.7 million in 2002 primarily due to the opening of new offices as well as our acquisition of MMA/ Rushmore in April 2001. During 2002, the Company recorded $1.3 million in amortization expense associated with the MMA acquired management contracts compared to $1.0 million in 2001.

      Restructuring and software impairment charges of $5.2 million recorded in 2001 relate to the $2.7 million accelerated write-off of capitalized fbr.com software costs due to our determining such capitalized costs were impaired during the third quarter of 2001, and the $2.4 million of restructuring costs recorded in the fourth quarter of 2001 related to cost containment measures announced in October, 2001 associated with personnel reductions and facility consolidation. Substantially all of the $2.4 million restructuring costs had been paid by December 31, 2002. There were no additional restructuring costs incurred in 2002.

Comparison of the Years Ended December 31, 2001 and 2000

      Net income (loss) decreased from $18.1 million in 2000 to $(12.7) million in 2001. This decrease is primarily due to an adverse change in technology sector net investment and incentive income (loss) of $59.7 million in 2001, offset by increases in investment banking revenue of $29.2 million and non-technology sector asset management revenue of $10.7 million. In addition, total expenses increased 11% from $158.6 million in 2000 to $176.4 in 2001 primarily due to an increase in business development and professional services due to increased business levels and recruiting and, to a lesser extent restructuring costs associated with personnel reductions and facility consolidation and software impairment charges relating to capitalized software of fbr.com and other operating expenses offset by a decrease in variable compensation expense.

      Our revenues decreased 11% from $180.9 million in 2000 to $160.8 million in 2001 primarily due to an adverse change in technology sector net investment and incentive income (loss) of $59.7 million offset by an increase in investment banking revenue of $29.2 million and an increase in base management fees of $10.0 million.

      Underwriting revenue increased 127% from $21.1 million in 2000 to $47.9 million in 2001. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During 2001, we managed 25 public offerings, of which we lead-managed sixteen, raising $1.9 billion and generating $47.9 million in revenues. These revenues included $4.4 million in underwriting fees in connection with a follow on offering for FBR Asset that we lead managed. During 2000, we managed 22 public offerings, of which we lead-managed four, raising $4.0 billion and generating $21.1 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $181.9 million in 2000 to $76.0 million in 2001, but the average fee per transaction increased.

      Corporate finance revenue decreased 9% from $31.4 million in 2000 to $28.5 million in 2001 due primarily to a decrease in the number of technology private placement and M&A transactions completed offset by higher fees per private placement transaction. M&A and advisory fee revenue decreased from $22.5 million in 2000 to $9.8 million in 2001. We completed 15 M&A transactions in 2001 compared to eight in 2001. In 2000, we completed five private placements generating $8.9 million in revenues compared to four completed transactions in 2001 generating $18.7 million in revenues, net of $2.9 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co.

      During 2001, we recorded an investment banking gain of $6.8 million; of this amount, $5.7 million related to warrants received in connection with capital raising activities. By December 31, 2001, $5.5 million of the warrant gain had been realized.

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

      Asset management base management fees increased 103% from $9.7 million in 2000 to $19.7 million in 2001 primarily due to additional fees earned as a result of our acquisition of MMA/ Rushmore and, to a lesser extent, FBR Asset and other managed vehicles.

      Asset management incentive allocations and fees increased 117% from $1.7 million in 2000 to $3.6 million in 2001, primarily due to FBR Asset.

      Asset management net investment income decreased 12% from $10.8 million in 2000 to $9.5 million in 2001. Net investment income in 2001 includes: $4.3 million of net investment income from our investment in FBR Asset (net of $1.1 million of investment loss, representing dilution associated with FBR Asset’s secondary offering in August 2001), $4.9 million of net investment income from investments in proprietary investment partnerships; $1.7 million of net investment income from our private debt investments, offset by $(1.0) million of other than temporary unrealized depreciation related to an available-for-sale security and $(0.4) million of other miscellaneous net investment loss. Net investment income in 2000 includes: $7.1 million of net investment income from our investment in FBR Asset, $8.7 million of net investment income from investments in proprietary investment partnerships, offset by $(2.0) million in write-downs of our private equity and private debt investments and $(2.8) million of other than temporary unrealized depreciation related to our available-for-sale securities.

      Asset management technology sector net investment and incentive income decreased from $41.6 million in 2000 to $(18.1) million in 2001. Technology sector net investment and incentive loss in 2001 included $(14.8) million of net investment and incentive from investments in venture capital proprietary investment partnerships, of which $(13.6) million was associated with TVP I and TVP II, $(2.3) million of net investment loss from direct technology sector investments and $(0.9) million of other than temporary unrealized depreciation related to technology sector available-for-sale securities. Technology sector net investment and incentive income in 2000 included $46.7 million of net investment and incentive income from investments in venture capital proprietary investment partnerships, which was almost entirely attributable to TVP I and $1.5 million of net investment income from direct technology sector investments offset by $(5.9) million in write-downs of our technology sector private equity.

      Unrealized gains related to our investments that are included in accumulated other comprehensive income in our balance sheet totaled $3.2 million as of December 31, 2001. If and when we liquidate these or determine that a decline in value of these investments is other than temporary, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) increased 4% from $8.0 million in 2000 to $8.3 million in 2001. Interest dividend and other revenues decreased $0.3 million and interest expense decreased $0.6 million resulting in the net increase. The change is primarily due to lower cash balances and lower interest rates, offset by increased other income.

      Total expenses increased 11% from $158.6 million in 2000 to $176.4 million in 2001 due primarily to an increase in business development and professional services due to increased business levels and recruiting and, to a lesser extent, restructuring costs associated with personnel reductions and facility consolidation and software impairment charges relating to capitalized software of fbr.com and other operating expenses offset by a decrease in variable compensation expense.

      Compensation and benefits expense decreased 2% from $109.8 million in 2000 to $108.1 million in 2001 due to a decrease of $10.6 million in variable compensation primarily related to TVP and, to a lesser extent, a decrease of $5.5 million of executive officer bonus compensation. These decreases were offset by an increase in fixed compensation from $27.7 million in 2000 to $41.2 million in 2001 associated with the hiring of investment banking, sales and trading, and research professionals and as a result of adding more than 50 employees with the acquisition of MMA/ Rushmore.

      Business development and professional services increased 51% from $19.2 million in 2000 to $28.9 million in 2001 primarily due to an increase in consulting expenses associated with recruiting investment banking, sales and trading, and research professionals and travel associated with the increase in underwriting activity and, to a lesser extent, sub-advisory expenses for some asset management vehicles.

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

      Occupancy and equipment expense increased 15% from $9.5 million in 2000 to $10.9 million in 2001 due to new offices and more equipment offset by the closing of non-profitable offices at the end of the year 2001. Depreciation and amortization expense remained stable, decreasing $0.1 million in 2001 compared to 2000.

      Communications expense increased 14% from $5.1 million in 2000 to $5.8 million in 2001 primarily due to expenses in connection with the MMA/ Rushmore business, acquired in April 2001.

      Other operating expenses increased 31% from $7.2 million in 2000 to $9.4 million in 2001 primarily due to expenses in connection with the MMA/ Rushmore business, acquired in April 2001, including $1.0 million of amortization related to the capitalized costs of the acquired asset management contracts. These contracts, at the date of closing, related to the management of $933.4 million of net assets under management.

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

Liquidity and Capital Resources

      Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. We have used, and may continue to use, temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At December 31, 2002, we had $26.9 million of short-term loans payable, of which $16.4 million represented repurchase agreements financing a portion of our mortgage-backed securities portfolio, $4.6 million was on margin in connection with our exercise of warrants to purchase FBR Asset common stock, $5.0 million was a drawdown on a $20 million line-of-credit and $1.0 million representing the current portion of our long-term acquisition debt. We have no long-term debt other than acquisition debt of $5.3 million.

      Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of December 31, 2002, liquid assets consisted primarily of cash and cash equivalents of $90.0 million and a receivable for cash on deposit with FBR & Co.’s clearing broker of $23.2 million (net of $19.9 million of short position), for a total of $113.2 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $8.3 million in trading securities. As of December 31, 2002, the Company had allocated $35 million of its cash and cash equivalents for the planned re-deployment of excess capital into a leveraged mortgage backed security (MBS) investment strategy. The company closed on the first tranche of MBS purchases during January, 2003 with the purchase of $360 million of MBS.

      Long-term investments consist primarily of our investment in FBR Asset, investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term debt instrument of a privately held company. Although our investments in hedge, private equity and venture capital funds are for the most part illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual lock-up requirements.

      As of December 31, 2002, we were a FHC under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. If our merger with FBR Asset is completed, we have entered into an undertaking with the Federal Reserve Board (“the Board”) to convert to an entity that would allow us to continue to provide trust and custody services, but that would remove New FBR from regulation by the Board as a financial holding company. In order for a bank holding company to qualify as an FHC, all of its subsidiary depository institutions must be well-capitalized and well-managed and must also maintain at least a satisfactory rating under the Community Reinvestment Act. Under the GLB Act, the Board serves as the umbrella superviser for FHCs and has the power to supervise, regulate and examine FHCs and their non-banking affiliates, subject to statutory functional regulation provisions.

      FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the Securities and Exchange Commission (SEC) and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL our U.K. broker dealer is registered with the Securities and Futures Authority (SFA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA. As of December 31, 2002, FBR & Co. was required to maintain minimum regulatory net capital of $2.7 million and had total regulatory net capital of $44.6 million, which was $41.9 million in excess of its requirement. As of December 31, 2002, all of our broker/dealers were required to maintain minimum regulatory net capital of $3.5 million and had total regulatory net capital of $46.9 million, which was $43.4 million in excess of their requirement. Regulatory net capital requirements increase when the broker/dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

      FBR Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital levels and classification are also subject to qualitative judgments by the regulators with regard to components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, FBR Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2001 the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

      During 2001, we repurchased five million shares of Class B common stock from our former president and Co-CEO for $5.50 per share. The shares were converted to Class A common stock and sold to other Company employees at the same price. Upon settlement of the repurchase and sales transactions we received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. Each employee’s note is collateralized by all of the stock purchased by that employee under the plan.

      For accounting purposes, the portion of the employee share purchase financed by us (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $24.2 million financed (including accrued interest) by us and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders’ equity. As the employees repay the loans, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans is added to paid-in-capital and excluded from net income.

      As of December 31, 2002, we had $6.4 million of unfunded commitments to various investment partnerships that may be called over the next ten years. This commitment was $18.0 million at December 31, 2001. As of December 31, 2002, FBR Group had made commitments to purchase approximately $360.0 million of mortgage-backed securities.

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

      The proposed merger with FBR Asset will increase the combined company’s assets and equity to approximately $6.5 billion and $1.0 billion, respectively. These additional capital resources are expected to increase the financial flexibility and enhance the competitive position of the combined company within the financial services industry.

      We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company’s Class A Common Stock. Since announcing the share repurchase program, we repurchased 1,468,027 shares as of December 31, 2002, leaving 1,031,973 additional shares authorized for repurchase. During the first quarter of 2003, pursuant to our Stock Repurchase Plan, the Company purchased 976,600 shares of its Class A Common Stock at a cost of $8.2 million. Of the total shares repurchased to-date, 900,139 have been reissued to employees pursuant to our Employee Stock Purchase Plan.

      The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2003	2004	2005	2006	2007	Thereafter	Total

Short-term debt(1)	$26,940	$—	$—	$—	$—	$—	$26,940

Long-term debt	—	970	970	970	970	3,880	7,760

Minimum rental commitments(2)	3,319	3,177	2,929	2,854	2,739	2,377	17,395

Capital commitments(3)	—	—	—	—	—	—	—

Total Contractual Obligations	$30,259	$4,147	$3,899	$3,824	$3,709	$6,257	$52,095

(1)	The short-term debt obligation in 2002 includes: $16.4 million of repurchase agreements, $4.6 million in the form of a demand note that may be called at anytime, $5.0 million in the form of a drawdown on a line-of-credit and the short-term portion of long-term debt of $1.0 million.

(2)	Equipment and office rent expense for 2002, 2001 and 2000 were $5.1 million, $5.0 million and $3.9 million, respectively.

(3)	The table above excludes $6.4 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

High Yield and Non-Investment Grade Debt and Preferred Securities

      We underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. Our holdings of such securities is included in trading securities and long-term investments and (excluding those in which we may have an indirect interest through FBR Asset, proprietary investment partnerships or otherwise) at December 31, 2002 and 2001 had an aggregate fair value of approximately $8.1 million and $9.2 million, respectively. Our trading and investment portfolios may, from time to time, contain concentrated holdings of selected issues. Our largest, un-hedged, non-investment grade securities position was $7.5 million at December 31, 2002 and 2001.

Critical Accounting Policies

      Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. We believe our most critical accounting policies that are both very important to the portrayal of financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include: 1) valuation of private and restricted public company investments, 2) recognition of incentive allocation revenue, 3) valuation allowance determination related to deferred taxes and 4) the impairment assessments we apply to our long-term investments in marketable equity securities.

      As of December 31, 2002 our pro rata share of non-public securities of partnerships that we manage (including unrealized gains and incentive allocations) and non-public direct investments was $30.4 million. During 2002 we recognized $(0.3) million of incentive allocations from these partnerships. At December 31, 2002, there is no investment valuation allowance recorded on our balance sheet relative to these investments and with respect to our available-for-sale investment securities of $42.0 million, as of December 31, 2002, other than temporary impairment charges recorded for the year ended December 31, 2002 were $(0.9) million.

      The investment partnerships that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold.

      We receive incentive allocations based on the operating results of our managed partnerships. Incentive allocations represent a share of the gains in the partnerships, and are based on our partnership capital account, assuming the partnership were terminated on the balance sheet date. Incentive allocations may be based on unrealized and realized gains and losses, and could vary significantly in the future based upon the ultimate realization of the gains or losses. We may, therefore, reverse previously recognized incentive allocations in future periods.

      Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. We previously have provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization. This allowance was reversed during 2002 in connection with the Company’s utilization of its tax net operating loss carryforward

      We evaluate our long-term investments in marketable equity securities for other than temporary impairment. If it is determined that an investment is impaired then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be. The value of our long-term investments in marketable equity securities can fluctuate significantly. Generally, when a long-term marketable equity security’s value has been below its current basis for an extended period of time we will record an impairment charge.

Recently Issued Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for the Company on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on the Company’s results of operations, financial position, or liquidity but may affect the accounting for future transactions.

      The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material effect on the Company’s results of operations and financial position.

      The FASB has issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for certain transactions arising on or after October 1, 2002. SFAS 147 will have no impact on the Company.

      The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS 148 are not applicable to the Company at this time.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a significant effect on the Company’s results of operations and financial position.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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

      Through our investment in FBR Asset we are exposed to interest rate risk in connection with FBR Asset’s ownership of mortgage-backed securities and other debt instruments. That risk is magnified due to FBR Asset’s strategy of borrowing funds to increase the size of its investment in mortgage-backed securities. In addition, the use of such borrowings exposes FBR Asset to the risk of margin calls.

      We believe that our primary risk exposure is to equity and debt price changes and the resulting impact on our marketable trading and long-term investments and unrealized incentive income as well as the risk to FBR Asset’s spread income posed by interest changes. Direct market risk exposure to changes in foreign exchange rates is not material. Equity and debt price risk is managed primarily through the monitoring and reporting of capital exposure to various issuers. FBR Asset seeks to mitigate interest risk by managing the duration of their assets and liabilities.

Marketable and Trading Securities

      We generally attempt to limit exposure to market risk on securities held as a result of our daily trading activities by limiting our intra-day and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which we are a market maker. At December 31, 2002, the fair value of our trading securities was $8.3 million in long positions and $19.9 million in short positions, for a net short position of $11.6 million. The net potential loss in fair value at December 31, 2002, using a 10% hypothetical increase in reported value of short positions (offset by a 10% hypothetical decline in reported value of long positions) was $1.2 million.

Long-Term Investments

      Our long-term investments consist of investments in FBR Asset, hedge, venture capital and private equity investment partnerships that we manage, direct investments in partnerships managed by others, direct debt and equity investments in privately held companies and direct investments in equity securities of public companies.

      As of December 31, 2002, a majority, by value, of the underlying assets of the investment partnerships and FBR Asset were equity securities of domestic, publicly traded companies or, in the case of FBR Asset, agency-backed mortgage-backed securities. These underlying investments are marked to market, subject to liquidity discounts in the case of securities that are subject to contractual lock-up requirements or regulatory restrictions (including Rule 144) or otherwise not readily marketable, and we record our proportionate share of unrealized gains and losses. To the extent the underlying investments in the investment partnerships, FBR Asset and direct investments are not marketable securities, they are valued at estimated fair values. In 2002, we recorded net realized and unrealized gains from our investments (other than technology sector funds) of $16.3 million, incentive income. (other than from technology sector funds) of $14.3 million and a net investment and incentive loss in our technology sector funds of $(5.6) million. We also maintained at December 31, 2002, as a separate component of shareholders’ equity, $4.3 million of accumulated other comprehensive income, representing $0.4 million of unrealized gains on our direct investments and $3.9 million of unrealized gains related to our proportionate share of FBR Asset’s unrealized gains.

      We are an investor in Capital Crossover Partners (CCP), an investment fund launched in 2001 by our former President and Co-Chief Executive Officer, W. Russsell Ramsey. On December 31, 2001, Mr. Ramsey resigned as our President and Co-Chief Executive Officer; he remains a director of our company. As of December 31, 2002, we have a fully-funded capital commitment to the fund of $15 million. We made our investment in CCP based on our assessment of the potential return on the investment and because we believed it presented us with the potential for certain strategic relationships that could be beneficial to our business. We are entitled to receive three points of carried interest in CCP, which was determined based on negotiations with Mr. Ramsey. We do not control CCP or have influence over the management or investment strategy of CCP. We did not record any income in connection with our carried interest in CCP during 2002. We classify our investment in CCP in our technology sector investments based on CCP’s representations to us in its offering memorandum and based on the value of the majority of the investments disclosed in its report to us of its investments as of December 31, 2002. We account for the investment under the equity method based on the size of our investment in CCP relative to the total size of the fund, approximately 13% at December 31, 2002.

      The following chart shows the allocation of our long-term investments as stated on the December 31, 2002 and 2001 balance sheets, by sector and by managed fund and also shows, as of December 31, 2002, the allocation of long-term investments in publicly traded and private securities. Managed funds are categorized to an industry sector by the value of the majority of their investments. In addition, from time to time, we implement risk management strategies, the value of which may not be included in the balance sheet line for long-term investments.

	December 31, 2002				December 31, 2001

	Public	Private	Total	%	Total	%

Financial

FBR Ashton, Limited Partnership	$6,692	$—	$6,692	4.4%	$19,000	15.8%

FBR Private Equity Fund, L.P.	450	995	1,445	1.0%	1,878	1.6%

FBR Future Financial Fund, L.P.	—	1,040	1,040	0.7%	867	0.7%

FBR Financial Services Partners, L.P.	55	579	634	0.4%	1,519	1.3%

Direct investment	2,141	750	2,891	1.9%	1,637	1.3%

	9,338	3,364	12,702	8.4%	24,901	20.7%

Real Estate & Mortgages

FBR Asset Investment Corporation	70,194	4,582	74,776	49.7%	42,459	35.4%

Direct investment	3,179	4,880	8,059	5.4%	3,440	2.9%

	73,373	9,462	82,835	55.1%	45,899	38.3%

Subtotal	82,711	12,826	95,537	63.5%	70,800	59.0%

	December 31, 2002				December 31, 2001

	Public	Private	Total	%	Total	%

Technology
FBR Technology Venture Partners, L.P.

(1)	—	654	654	0.4%	1,068	0.9%

FBR Technology Venture Partners II	—	2,128	2,128	1.4%	2,771	2.3%

FBR CoMotion Venture Capital I, L.P. (2)	—	1,886	1,886	1.3%	3,148	2.6%

FBR Family of Funds	752	—	752	0.5%	—	—

DDL and related direct investments	1,176	5,497	6,673	4.4%	5,645	4.7%

Direct investment	372	—	372	0.2%	73	0.1%

Third-party partnerships other than CCP	—	2,901	2,901	1.9%	2,953	2.4%

Other	91	797	888	0.6%	86	0.1%

	2,391	13,863	16,254	10.7%	15,744	13.1%

Capital Crossover Partners	12,736	—	12,736	8.5%	6,000	5.0%

Subtotal	15,127	13,863	28,990	19.2%	21,744	18.1%

Debt

Direct investment (3)	—	7,500	7,500	5.0%	7,500	6.3%

Other

FBR Pegasus Fund, LLC	2,685	—	2,685	1.8%	—	—

FBR Arbitrage, L.L.C	11,259	—	11,259	7.5%	11,415	9.5%

FBR Weston, Limited Partnership	2,890	—	2,890	1.9%	2,327	1.9%

Third-party partnerships	750	—	750	0.5%	5,613	4.7%

Other	64	772	836	0.6%	583	0.5%

	17,648	772	18,420	12.3%	19,938	16.6%

TOTALS	$115,486	$34,961	$150,447	100.0%	$119,982	100.0%

(1)	Amount includes accrued Fund Manager Compensation expense (FMC) of $88 and $157 as of December 31, 2002 and 2001, respectively. Asset value net of FMC as of December 31, 2002 and 2001 was $566 and $911, respectively.

(2)	Amount includes loans of $456 and $1,369 as of December 31, 2002 and 2001, respectively, made by us to FBR CoMotion Venture Capital I, LP.

(3)	Represents private debt of one issuer with a face amount of $7,500.

      As of December 31, 2002, the recorded value of our long-term investment securities was $150.4 million. The net potential loss in fair value, using a 10% hypothetical decline in reported value, was $15.0 million. In addition, the hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $103.8 million of liabilities as of December 31, 2002, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities. In addition, FBR Asset had repo debt of $4.6 billion as of December 31, 2002. FBR Asset is a separate corporation that we manage under an agreement between FBR Asset and our subsidiary FBRIM. We are not a general partner or managing member of FBR Asset. We neither directly, nor indirectly, guarantee any of these liabilities or other obligations of FBR Asset. After the merger, FBR Assets liabilities and obligations will be assumed by New FBR.

Item 10.     Directors and Executive Officers of the Registrant

     Emanuel J. Friedman

      Mr. Friedman, age 57, is Chairman and Co-Chief Executive Officer of the Company. Since co-founding FBR in 1989 he has continuously served as a director. He served as Chairman and Chief Executive Officer from 1989 to 1999 when he assumed his current position. He serves as a director of FBR Asset Investment Corporation. He also manages investment vehicles, including FBR Ashton, Limited Partnership.

     Eric F. Billings

      Mr. Billings, age 50, is Vice Chairman and Co-Chief Executive Officer of FBR. Since co-founding FBR in 1989, he has continuously served as a director. He served as Vice Chairman and Chief Operating Officer from 1989 to 1999 when he assumed his current position. He serves as Chairman and Chief Executive Officer and as a director of FBR Asset Investment Corporation. He also manages FBR Weston, Limited Partnership.

     Daniel J. Altobello

      Mr. Altobello, age 62, has served as a director of FBR since June 26, 2000. Since October 1, 2000, Mr. Altobello, Chairman of Altobello Family Partners, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc. and LSG/ SKY Chefs, the largest airline catering company in the world. From 1989 to 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation. He is a member of the Board of Directors of American Management Systems, Inc., Care First, Inc. of which he is non-executive chairman, Care First of Maryland, Inc., MESA Air Group, World Airways, Inc., First Union Realty Trust, an advisory director of Thayer Capital Partners, and a trustee of Loyola Foundation, Inc., and Mt. Holyoke College.

     W. Russell Ramsey

      Mr. Ramsey, age 43, has continuously served as a director since co-founding FBR in 1989. He is the founder and Managing General Partner of Capital Crossover Partners LP, an asset management firm. He served as President and Secretary of FBR from 1989 to 1999 and as President and Co-Chief Executive Officer of FBR from 1999 to 2001.

     Wallace L. Timmeny

      Mr. Timmeny, age 65, has served as a director of FBR since December 29, 1997. Mr. Timmeny is a partner in the Washington, D.C. office of Dechert, a law firm, which he joined in 1996. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. Mr. Timmeny has served as an adjunct professor at American University School of Law, George Mason University School of Law and Georgetown University School of Law. From 1965 to 1979, Mr. Timmeny was an attorney with the U.S. Securities and Exchange Commission (“SEC”), and ultimately the Deputy Director of the Division of Enforcement of the SEC. Mr. Timmeny and his law firm have provided and are expected to continue to provide legal services to FBR.

     John T. Wall

      Mr. Wall, age 61, has served as a director of FBR since October 1, 2002. Mr. Wall served for nearly 40 years in various management roles at the National Association of Securities Dealers, Inc. and the NASDAQ Stock Market, most recently serving as President of Nasdaq International, Ltd., a position he assumed in 1997. Mr. Wall has served on numerous industry committees and boards including the National Securities Clearing Corporation, The Options Clearing Corporation and EASDAQ. Mr. Wall currently serves on the Boards of the Caisse de depot et placement du Quebec, the Macklin Business Institute, the editorial board of Hong Kong Polytechnic University, the U.S. and Italian Council for Business, Chairman of the Ernst & Young Judging Panel for the World Entrepreneur and Chairman of Capital Markets Advisors, Inc.

     Robert S. Smith

      Mr. Smith became Chief Operating Officer of FBR in December 1999. Mr. Smith joined FBR as its General Counsel in Janaury 1997, and became Executive Vice President in December 1997. Prior to joining FBR, Mr. Smith was a partner in the law firm of McGuire Woods, Battle & Boothe, LLP, where he had been in practice since 1986.

     Kurt R. Harrington

      Mr. Harrington became Chief Financial Officer of FBR in January 2000. Mr. Harrington joined FBR as Vice President Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly traded, closed-end venture capital company. As part of his portfolio management responsibilities at Jupiter, he also served on the board of a number of companies including Viasoft, Inc., a publicly traded software company. Mr. Harrington is also the Chief Financial Officer of FBR Asset. Mr. Harrington is a Certified Public Accountant.

     William J. Ginivan

      Mr. Ginivan became Chief Legal Officer of FBR in January 2000. Mr. Ginivan joined FBR as Deputy General Counsel in January 1998. Prior to joining FBR, Mr. Ginivan was Associate General Counsel of the Student Loan Marketing Association (Sallie Mae), and Managing Director and General Counsel of Sallie Mae’s investment banking subsidiary, Education Securities, Inc.

THE BOARD OF DIRECTORS

Meetings

      The Board of Directors held 14 meetings during 2002. Each of the incumbent directors attended at least 75% of the total number of meetings of the Board and Board Committees on which they serve.

Committees

      The Board has three standing committees: the Executive Committee, the Audit Committee and the Compensation Committee. The members of the Executive Committee are Mr. Friedman and Mr. Billings. The Executive Committee has authority to act on behalf of the full Board to the full extent permitted by law. The Executive Committee held no meetings in 2002.

      The members of the Audit Committee are Mr. Timmeny, who serves as Chairman of the Committee, and Mr. Altobello. Effective October 1, 2002, the effective date of Mr. Wall’s appointment to the Board of Directors, he was also appointed to the Audit Committee. The Audit Committee assists the Board of Directors in monitoring the Company’s financial reporting process, and the independence and performance of the Company’s independent auditors. The Audit Committee is also directly responsible, under its charter approved by the Board of Directors, for hiring and negotiating the terms of the services provided by the external auditors. The Board has concluded that each member of the Audit Committee is an “independent” director as defined by the New York Stock Exchange. The Audit Committee held seven meetings in 2002.

      The members of the Compensation Committee are Mr. Altobello, who serves as Chairman of the Committee, and Mr. Timmeny. Effective October 1, 2002, the effective date of Mr. Wall’s appointment to the Board of Directors, he was also appointed to the Compensation Committee The Compensation Committee reviews the Company’s compensation plans and makes recommendations concerning those plans and concerning executive officer compensation. The Compensation Committee held two meetings in 2002.

Item 11.     Director and Management Compensation

Director Compensation

      Each non-employee director receives an annual retainer of $25,000 for service on the Company’s Board, a fee of $1,500 for each in-person meeting of the Company’s Board or a Committee of the Board, and a fee of $500 for each telephonic meeting of the Company’s Board or a Committee of the Board. The Chairman of the Audit Committee receives an additional annual retainer fee of $5,000. Non-employee directors also receive an annual grant of options to purchase 3,000 shares of Class A Common Stock pursuant to the terms of the Non-Employee Director Stock Compensation Plan. No separate compensation is paid to directors who are officers of the Company for their services as directors.

Report On Executive Compensation

      The following Report on Executive Compensation for fiscal year 2002 is submitted by the Compensation Committee of the Board of Directors, which is composed of the Company’s independent non-employee directors, Mr. Altobello, Chairman, Mr. Timmeny and, effective October 1, 2002, Mr. Wall. At the time that the Committee set the 2002 salary and bonus criteria for Mssrs. Friedman and Billings, Mr. Wall was not a member of the Committee.

     Compensation Paid to Executive Officers

      In 2002, each of FBR’s executive officers received a base salary and was eligible to receive a cash bonus under the Key Employee Incentive Plan. The executive officers, except for Messrs. Friedman and Billings were also eligible to receive an annual cash bonus, and stock and option awards, under the FBR Stock and Annual Incentive Plan (the “Stock and Annual Incentive Plan”).

      Base Salaries. Base salaries were set at a level such that a significant amount of the total possible overall compensation of each executive officer was at risk and determined by FBR’s overall performance and the individual’s performance. This approach is also consistent with the Company’s goal of containing fixed costs. The amount of each base salary was based on competitive factors within FBR’s industry and on the past contributions and performance of each executive officer.

      Annual Bonuses. Early in 2002, the Compensation Committee established annual bonus criteria under the Key Employee Incentive Plan for Messrs. Friedman and Billings, the Co-Chief Executive Officers. The criteria for the bonus plan was the pre-tax profitability of the Company. The amount of the bonus was dependent on the existence of pre-tax profits and the level of profitability; the percentage of pre-tax profits paid as a bonus increased as the level of profitability reached certain benchmarks. The benchmarks were set so that a higher percentage of pre-tax profits was paid as a bonus if the Company exceeded certain profitability goals for 2002. The Company’s profitability for 2002 exceeded the highest benchmark set under the bonus plan.

      Annual bonuses paid under the Key Employee Incentive Plan to those other executive officers whose duties primarily involve non-revenue producing activities, such as operations, finance, accounting and legal, were also based on pre-tax profits and the level of profitability.

      Stock Options and Restricted Stock. No stock options or restricted stock were granted under the Stock and Annual Incentive Plan.

      Retirement Benefits. As part of its policy of maintaining a compensation system that is incentive driven, the Company does not provide retirement benefits, other than a defined contribution savings plan available to all Company employees pursuant to Section 401(k) of the Internal Revenue Code. During 2002, FBR did not match any employee contributions made under that plan.

     2002 Compensation Paid to the Co-Chief Executive Officers

      For the two Co-Chief Executive Officers, Mr. Friedman and Mr. Billings, the Company believes that a significant part of its success is based on their team management approach, their leadership and their ability to work closely together to implement the Company’s strategic business plans. In addition, each of them has significant ongoing direct involvement in the revenue producing units of the Company. Accordingly, the compensation plans for each of these Co-Chief Executive Officers were the same and significantly tied to the profitability of the Company.

      In setting the salaries of the Co-Chief Executive Officers, the Compensation Committee considered the above factors, as well as their potential overall compensation. Because of the Company’s and the Co-Chief Executive Officers’ commitment to reduce the Company’s fixed expenses and their belief that an even greater emphasis should be placed on making a significant portion of total possible compensation dependent on performance criteria, the base annual salaries of the Co-Chief Executive Officers were reduced in 2002 to $480,000 from $600,000.

      Mr. Friedman and Mr. Billings each received an annual bonus of $5,685,391 for 2002 based on performance under the 2002 bonus plan. The criteria for the bonus plan is described under Annual Bonuses. The Co-Chief Executive Officers did not receive any other bonus compensation.

     Tax Considerations

      Section 162(m) of the Internal Revenue Code (the “Code”), generally denies a tax deduction to any publicly-held company for compensation paid to one of the company’s five most highly compensated executive officers which exceeds $1 million. Section 162(m) of the Code provides exemptions to this limitation on deductions for compensation which meets certain “performance based” criteria. To date, all compensation paid to the Company’s five highest paid executive officers has been paid pursuant to plans that are exempt from the limitations of Section 162(m). The Company believes that the primary purpose of executive compensation should be to motivate executives to implement the Company’s strategic plans in order to increase shareholder value. To the extent that achieving that purpose is consistent with making executive compensation tax deductible pursuant to Section 162 (m) of the Code, it is the Company’s intention to grant executive compensation that qualifies for tax deductions.

Respectfully submitted,
Daniel J. Altobello , Chairman
Wallace L. Timmeny
John T. Wall

Summary Compensation Table

      The following table shows the compensation for FBR’s Chairman and Co-Chief Executive Officers and the three executive officers in the fiscal year ended December 31, 2002.

		Annual Compensation			Long-Term Compensation

				Other Annual	Securities Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Options Granted (#)

Emanuel J. Friedman	2002	$480,000	$5,685,391	—	—
Chairman, Co-Chief Executive	2001	600,000	321,470	—	—
Officer and Director	2000	600,000	1,853,741	—	—

Eric F. Billings	2002	480,000	5,685,391	—	—
Vice Chairman, Co-Chief	2001	600,000	321,470	—	—
Executive Officer and Director	2000	600,000	1,853,741	—	—

Robert S. Smith	2002	250,000	1,847,752	—	—
Chief Operating Officer	2001	250,000	234,500	—	150,000(1)
	2000	250,000	859,983	—	207,970(2)

Kurt R. Harrington	2002	200,000	717,174	—	—
Chief Financial Officer	2001	200,000	223,243	—	—
	2000	175,000	180,000	—	15,000(2)

William J. Ginivan	2002	225,000	284,269
Chief Legal Officer	2001	225,000	130,000	15,000(3)	50,000(1)
	2000	225,000	100,000		15,000(2)

(1)	Options granted pursuant to participation in the FBR Stock Purchase and Loan Plan that were issued on June 26, 2001 and expired on the same day. See page .

(2)	Options awarded in January 2001 for performance during fiscal year 2000.

(3)	Received pursuant to FBR’s employee recruitment and referral program.

Aggregated Option Exercises and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at December 31,		In-the-Money Options at
	Shares		2002		December 31, 2002
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Emanuel J. Friedman	—	—	—	—	—	—

Eric F. Billings	—	—	—	—	—	—

W. Russell Ramsey	—	—	—	—	—	—

Robert S. Smith	150,000(1)	—	439,324	138,646	$1,090,588	$448,519

Kurt R. Harrington	—	—	110,750	10,000	$298,412	$32,350

William J. Ginivan	50,000		24,666	13,334	$72,420	$37,509

(1)	Options granted pursuant to participation in the FBR Stock Purchase and Loan Plan that were issued on June 26, 2001 and expired on the same day. The option price was set at $5.50 rather than the market price because that was the price at which Mr. Ramsey agreed to sell his shares to the Company on the condition that the shares be offered to employees at that price. Shares acquired under the plan are restricted for a period of two years from the date of acquisition. Mr. Smith’s purchase of 150,000 shares, and Mr. Ginivan’s purchase of 50,000 shares, under the FBR Stock Purchase and Loan Plan represented three percent and one percent, respectively, of the 5,000,000 shares purchased by employees under the plan. See page 82.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The table below is based on information available to the Company, including shareholder filings with the Securities and Exchange Commission (“SEC”), and shows beneficial ownership of more than 5 percent of the Company’s Class A Common Stock as of December 31, 2001.

							Percent
			Shared	Sole	Shared	Percent	of All
		Sole Voting	Voting	Investment	Investment	Of	Common
Title of Class	Beneficial Owner	Power	Power	Power	Power	Class	Stock

Class A Common Stock	Mazama Capital Management, Inc. One S.W. Columbia Suite 1860 Portland, OR 97258	1,821,250	—	2,123,150	—	9.37%	4.28%
Class A Common Stock	Thomson, Horstmann & Bryant Park 80 West, Plaza Two Saddle Brook, NJ 07663	1,382,300	—	1,382,300	—	5.74%	2.74%

Security Ownership of Management

      The information below shows, as of March 10, 2003, the number of shares of Class A and Class B Common Stock beneficially owned by each director and director nominee, by the Chairman and Co-Chief Executive Officer and the next four highest compensated executive officers during 2002 (“Named Executive Officers”), and by the directors and executive officers of the Company as a group. As of March 10, 2003, 51,117,788 shares of Common Stock were outstanding consisting of 24,870,689 shares of Class A Common Stock and 26,247,099 shares of Class B Common Stock. Each share of Class B Common Stock has three votes.

      The following table shows the shares of Class A Common Stock and Class B Common Stock, and shares of Class A Common Stock underlying options exercisable within 60 days, in which the Named Executive Officers and directors have the sole economic interest and provides the same information for all executive officers and directors as a group.

					Shares
	Shares of	Percent of	Shares of	Percent of	Acquirable	Percent
	Class A	Class A	Class B	Class B	within 60	of All
	Common	Common	Common	Common	Days	Common
Name	Stock	Stock	Stock	Stock	(all Class A)	Stock

Emanuel J. Friedman	1,000,000	4.02%	9,517,100	36.26%	—	20.57%
Chairman and Co-Chief Executive Officer

Eric F. Billings	91,500	(1)	8,119,140	30.93%	—	16.07%
Vice Chairman and Co-
Chief Executive Officer

Robert S. Smith	166,133 (2)	(1)	—	—	508,647	1.32%
Chief Operating Officer

Kurt R. Harrington	22,001	(1)	—	—	115,750	(1)
Chief Financial Officer

William J. Ginivan	59,208 (3)	(1)			38,000	(1)
Chief Legal Officer

Daniel J. Altobello	4,000	(1)	—	—	13,000	(1)
Director

W. Russell Ramsey	—	—	854,829	3.26%	—	1.67%
Director

Wallace L. Timmeny	3,000	(1)	—	—	32,000	(1)
Director

					Shares
	Shares of	Percent of	Shares of	Percent of	Acquirable	Percent
	Class A	Class A	Class B	Class B	within 60	of All
	Common	Common	Common	Common	Days	Common
Name	Stock	Stock	Stock	Stock	(all Class A)	Stock

John T. Wall					10,000	(2)
Director

All executive officers and directors as a group (9 persons)	1,345,842	5.41%	18,491,069	70.45%	717,397	40.21%

(1)	Less than one percent.

(2)	Includes 150,000 shares acquired under the FBR Employee Stock Purchase and Loan Plan.

(3)	Includes 50,000 shares acquired under the FBR Employee Stock Purchase and Loan Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports of ownership and changes in ownership of the Company’s securities with the SEC. During 2002, all of the Company’s directors and executive officers filed all reports required by Section 16(a) on a timely basis.

Item 13.     Certain Relationships and Related Transactions

Relationships with Directors

      In the ordinary course of business the Company and its subsidiaries may have transactions with corporations or other entities in which its non-employee directors have an interest. None of these transactions exceeds 5% of the gross revenues of either the Company or the other corporation or entity.

      Mr. Timmeny and his law firm have, from time to time, provided legal advice to the Company and its subsidiaries and are expected to continue to do so.

      Mr. Ramsey operates an investment fund, Capital Crossover Partners, in which the Company had an investment. Please see “Investment in Capital Crossover Partners”, below.

Transactions Involving Affiliates

     FBR Asset Investment Corporation.

      FBR Asset has been managed by us since its creation in 1997 through a management agreement with one of our investment adviser subsidiaries. At December 31, 2002, FBR held a long-term investment in FBR Asset representing 9.94% of FBR Asset’s equity. FBR’s long term investment was 9.94% as of March 19, 2003. As of March 19, 2003, FBR Weston, Limited Partnership, a hedge fund managed by a subsidiary of FBR and an affiliate of ours, held shares representing .94% of FBR Asset’s equity. At December 31, 2002, FBR Asset had gross assets of $5.4 billion and shareholder’s equity of $752 million. FBR’s Vice Chairman and Co-Chief Executive Officer, Mr. Billings, serves as the Chairman and Chief Executive Officer of FBR Asset and the Company’s Chairman and Co-Chief Executive Officer, Mr. Friedman, is also a director of FBR Asset. FBR Asset also has three outside, independent members of its Board of Directors who approved the management agreement with FBR, which agreement includes the base and incentive fees that are paid to us.

      Our principal broker-dealer subsidiary, FBR & Co. has entered into an agreement with FBR Asset, regarding FBR Asset’s extension of credit to or investment in entities that are or may be FBR & Co. investment banking clients. The agreement provides that in circumstances where FBR & Co. determines that a commitment to make an extension of credit to, or an investment in, an entity (each an “investment opportunity”) by FBR Asset would facilitate a possible investment banking transaction, FBR & Co. presents the investment opportunity to FBR Asset. The Investment Committee of FBR Asset reviews each investment opportunity and recommends whether or not to make a loan or an investment based on its investment criteria.

      If recommended by the Investment Committee, the Contracts Committee of FBR Asset’s Board of Directors’ (the three members of which are outside, independent directors of FBR Asset) reviews the investment opportunity and decides on the basis of the Investment Committee’s recommendation whether or not the investment opportunity is appropriate and whether or not to commit to make an extension of credit or an investment. If FBR Asset makes a determination to commit to making an extension of credit or an investment, the commitment is not contingent on FBR & Co. being engaged to provide investment banking services. If, however, FBR & Co. is engaged to provide investment banking services, FBR Asset’s wholly owned broker-dealer subsidiary will act as a financial advisor to FBR & Co. in connection with structuring the transaction and in return for its services it will receive 10% of the net cash investment banking fees received by FBR & Co. for the engagement. We believe that this agreement with FBR Asset allows FBR & Co. to compete more effectively with larger institutions for investment banking transactions. We also believe the 10% fee to be paid to FBR Asset’s broker-dealer subsidiary is reasonable given the value of the services to be provided and the assistance provided by FBR Asset’s commitment. In 2002, pursuant to this agreement, FBR Asset received $6.4 million in fees from FBR & Co. from five investment banking transactions and one unfunded commitment it facilitated. In FBR & Co. investment banking transactions in which FBR Asset purchases securities, FBR Asset purchases the securities net of the underwriting discount or private placement fee normally paid to FBR & Co. In 2002, FBR Asset purchased securities in four transactions for an aggregate price of $80.5 million. In each transaction, the amount purchased by FBR Asset was less than 10% of the total offering.

      The management agreement with FBR Asset currently provides that FBR will receive base management fees of 0.20% per annum based on the value of mortgage related assets and 0.75% per annum based on the value of all other invested assets. For the years ended December 31, 2002 and 2001, FBR received base management fees of $8.6 million and $1.8 million respectively. In addition, we are entitled to receive incentive fees based on performance above a benchmark. For the year ended December 31, 2002 and 2001, FBR received incentive fees of $13.8 million and $1.7 million respectively.

      We account for its equity interest in FBR Asset under the equity method and for the years ended December 31, 2002 and 2001 recorded $20.9 million and $4.3 million of net investment income for its proportionate share (reflecting share repurchases in 2000 and new share issuances in 2001) of FBR Asset’s net income for those years.

     Investment in Capital Crossover Partners.

      In 2001, our former President and Co-Chief Executive Officer, W. Russell Ramsey, launched his own investment fund, Capital Crossover Partners (“CCP”). On December 31, 2001, Mr. Ramsey resigned as FBR’s President and Co-Chief Executive Officer; he remains a director. We are an investor in CCP and have a capital commitment to the fund of $15 million, of which $6 million was paid in to the fund during 2001, an additional $9 million was paid in to the fund in 2002, for a total investment of $15 million through March 19, 2003. FBR made its investment in CCP based on our assessment of the potential return on the investment and because we believed it presented FBR with the potential for certain strategic relationships that could be beneficial to our business. In 2001, in connection with services provided to CCP, FBR earned fees and is entitled to receive three percentage points of carried interest in CCP. The fees FBR has received and the carried interest it is entitled to receive were determined based on negotiations with Mr. Ramsey. FBR does not control CCP or have influence over the management or investment strategy of CCP. FBR did not record any fees or income in connection with its carried interest in CCP during 2002.

     FBR Stock Purchase and Loan Plan.

      During 2001, we adopted the FBR Stock Purchase and Loan Plan. Under the plan, certain key employees of FBR, including the executive officers but excluding the Co-Chief Executive Officers, were eligible to purchase shares of FBR common stock that had been purchased from Mr. Ramsey. The purchase from Mr. Ramsey and the sale to employees were effected at a price of $5.50 per share.

      Under the plan, participants, including the two executive officers who participated, paid 20% of the purchase price in cash and borrowed the remaining 80% of the purchase price from FBR under a five year limited recourse promissory note with interest accruing at 6.5% and accreting to principal. Each participant’s note is collateralized solely by 100% of the stock purchased by that participant under the plan. Shares acquired under the plan are restricted for a period of two years from the date of acquisition. After two years, an employee may sell the shares only if the employee pays off the promissory note or substitutes collateral satisfactory to FBR.

      For accounting purposes, the portion of the employee share purchase financed by FBR (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $22.7 million financed (including accrued interest) by FBR and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders’ equity. As the employees repay the loans, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans is added to paid-in-capital and excluded from net income.

      Under the terms of the plan, the two executive officers participating in the plan received options equal to the number of shares they purchased under the plan; the options were then immediately exercised at no economic advantage to the executive officers. These options were exercisable for one day and had a strike price of $5.50. The option price was set at $5.50 rather than the market price because that was the price at which Mr. Ramsey agreed to sell his shares to FBR on the condition that the shares be offered to employees at that price. Under the plan, two executive officers, Mr. Smith and Mr. Ginivan, received loans of $660,000 and $220,000, respectively, for the purchase of 150,000 shares and 50,000 shares, respectively.

Stock Performance Graph

      The following graph compares the change in the cumulative total shareholder return for FBR’s Class A Common Stock with the comparable cumulative return of two indexes: the Standard & Poors (“S&P”) 500 Stock Index and the FSA Mid-Cap Index published by Financial Service Analytics, Inc.

      FBR’s Class A Common Stock first began trading publicly on December 23, 1997, on the New York Stock Exchange. The graph, therefore, assumes $100 invested on December 23, 1997, in our Class A Common Stock and $100 invested at the same time in each of the above mentioned indexes. The comparison assumes that all dividends are reinvested.

	Dec-97	Dec-98	Dec-99	Dec-00	Dec-01	Dec-02

FBR Prices	$17.94	$6.50	$7.88	$6.56	$5.19	$9.36
FACT Indexed	$100.00	$36.00	$44.00	$37.00	$29.00	$52.00
FSA Mid-Cap	$100.00	$84.00	$93.00	$140.00	$149.00	$144.00
S&P 500 Indexed	$100.00	$129.00	$156.00	$141.00	$125.00	$97.00

      [Item 306 of Reg SK suggests we don’t need an Audit Committee report because this filing does not relate to an annual meeting of security holders at which directors are to be elected.]

Audit Committee Report

      The following report is submitted by the Audit Committee of the Board of Directors, which is composed of the Company’s independent, non-employee directors, Mr. Timmeny, Chairman, Mr. Altobello and, effective October 1, 2002, Mr. John T. Wall:

      The Audit Committee assists the Board of Directors in monitoring the Company’s financial reporting process. Management has primary responsibility for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.

      In fulfilling its responsibilities, the Committee has reviewed and discussed the audited financial statements contained in the 2002 Annual Report on SEC Form 10-K with the Company’s management and the independent auditors. The Committee discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Committee has discussed with the independent auditors the auditors’ independence from the Company and its management including the matters in the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has considered the compatibility of non-audit services with the auditors’ independence.

      In reliance on the reviews and discussions referred to above, the Committee recommended to the Board, and the Board has approved, the inclusion of the audited financial statements in the Company’s Annual Report on SEC Form 10-K for the year ended December 31, 2002, for filing with the Securities and Exchange Commission.

Respectfully submitted,

Wallace L. Timmeny, Chairman
Daniel J. Altobello
John T. Wall

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements. The following consolidated financial statements for the year ended December 31, 2002, filed as part of this Form 10-K, are incorporated by reference into this Item 14:

A.	Friedman Billings Ramsey Group, Inc. Financial Statements (page F-1)

•	Report of Independent Accountants (page F-2)

•	Consolidated Balance Sheets – Years ended 2002 and 2001 (page F-3)

•	Consolidated Statements of Operations – Years ended 2002, 2001 and 2000 (page F-4)

•	Consolidated Statements of Changes in Shareholder’s Equity – Years ended 2002, 2001 and 2000 (page F-5)

•	Consolidated Statements of Cash Flows – Years ended 2002, 2001 and 2000 (page F-6)

•	Notes to Consolidated Financial Statements (page F-7)

B.	FBR Asset Investment Corporation Financial Statements (page G-1)

C.	FBR Technology Venture Partners, L.P. Financial Statements (page H-1)

           2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

      (b) Forms 8-K

•	On November 18, 2002, we filed a Form 8-K pursuant to Item 5 announcing the plan of merger between Friedman Billings Ramsey Group, Inc. and FBR Asset Investment Corp.

•	On October 30, 2002, we filed a Form 8-K containing our third quarter 2002 financial results, a Long Term Investment Matrix and transcript of a conference call regarding the third quarter 2002 financial results.

•	On October 7, 2002, we filed a Form 8-K containing the statements of Robert Smith, Chief Operating Officer of Friedman Billings Ramsey Group, Inc. to Dow Jones & Co.

      (c) Exhibits

      The Exhibits identified with (1)below are on file with the SEC as part of the Registration Statement on Form S-4, as amended, No. 333-10173, and are incorporated herein by reference.

      Exhibits identified with (2)below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

      Exhibits identified with (3)below are on file with the SEC as part of our 1998 annual Report on Form 10-K and are incorporated herein by reference.

      Exhibits identified with (4)below are on file with the SEC as part of our 1999 annual report on Form 10-K and are incorporated by reference.

      Exhibits identified with (5)below are on file with the SEC as part of our 2001 annual report on Form 10-K and are incorporated by reference.

Exhibit
Number		Exhibit Title

2.01	(1)	Agreement and Plan of Merger dated as of November 14, 2002, by and among Friedman Billings Ramsey Group, Inc. FBR Asset Investment Corporation and Forest Merger Corporation.
3.01	(2)	Registrant’s Articles of Incorporation.
3.02	(2)	Registrant’s Bylaws.

Exhibit
Number		Exhibit Title

4.01	(2)	Form of Specimen Certificate for Registrant’s Class A Common Stock.
10.01	(3)	Revolving Subordinated Loan Agreement between Friedman, Billings, Ramsey & Co., Inc. and Custodial Trust Company and dated August 4, 1998.
10.02	(2)	The 1997 Employee Stock Purchase Plan.
10.03	(4)	FBR Stock and Annual Incentive Plan.
10.04	(2)	The Non-Employee Director Stock Compensation Plan.
10.05	(2)	The Key Employee Incentive Plan
10.06	(5)	Agreement between Friedman, Billings, Ramsey Investment Management, Inc. and FBR Asset Investment Corporation.
10.07	(5)	Agreement between Friedman, Billings, Ramsey & Co., Inc. and FBR Asset Investment Corporation.
10.08	(1)	Extension of the Agreement between Friedman, Billings, Ramsey Investment Management, Inc. and FBR Asset Investment Corporation.
10.09		Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B.
21.01		List of Subsidiaries of the Registrant.
23.01		Consent of Independent Accountants of Friedman Billings Ramsey Group, Inc.
99.01		Certification of Chief Executive Officer and Chief Financial Officer of Friedman Billings Ramsey Group, Inc. Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the, thereunto duly authorized.

Friedman Billings Ramsey Group, Inc.

By:	/s/ EMANUEL J. FRIEDMAN

Emanuel J. Friedman
Chairman of the Board of Directors, Co-Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL J. FRIEDMAN Emanuel J. Friedman	Chairman of the Board of Directors, Co-Chief Executive Officer	March 28, 2003

/s/ ERIC F. BILLINGS Eric F. Billings	Vice Chairman of the Board of Directors, Co-Chief Executive Officer	March 28, 2003

/s/ KURT R. HARRINGTON Kurt R. Harrington	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 28, 2003

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 28, 2003

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 28, 2003

/s/ JOHN T. WALL John T. Wall	Director	March 28, 2003

CERTIFICATION

      I, Emanuel J. Friedman, certify that:

      1. I have reviewed this annual report on Form 10-K of Friedman, Billings, Ramsey Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ EMANUEL J. FRIEDMAN

Chairman, Co-Chief Executive Officer and Director

CERTIFICATION

      I, Eric F. Billings, certify that:

      1. I have reviewed this annual report on Form 10-K of Friedman, Billings, Ramsey Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ERIC F. BILLINGS

Vice Chairman, Co-Chief Executive Officer and Director

CERTIFICATION

      I, Kurt R. Harrington, certify that:

      1. I have reviewed this annual report on Form 10-K of Friedman, Billings, Ramsey Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ KURT R. HARRINGTON

Chief Financial Officer and Treasurer

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Friedman, Billings, Ramsey Group, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed and unqualified opinion on those financial statements in their report dated January 31, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland

January 28, 2003

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)

ASSETS

Cash and cash equivalents	$90,007	$46,246

Receivables:

Asset management fees	13,494	3,604

Investment banking	1,725	3,464

Affiliates	7,117	2,209

Other	5,786	4,352

Investments:

Long-term investments	150,447	119,982

Mortgage-backed securities, at fair value	38,505	7,908

Trading securities, at fair value	8,298	15,706

Due from clearing broker	43,146	44,621

MMA acquired management contracts	17,629	18,729

Bank loans, net	15,052	12,459

Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $20,013 and $17,138, respectively	9,156	9,203

Prepaid expenses and other assets	5,823	3,475

Total assets	$406,185	$291,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Trading account securities sold but not yet purchased, at fair value	$19,932	$13,377

Accounts payable and accrued expenses	16,412	19,179

Accrued compensation and benefits	41,255	27,775

Bank deposits	51,215	19,457

Short-term loans payable	26,940	21,165

Long-term collateralized loan	5,266	5,694

Total liabilities	161,020	106,647

Commitments and contingencies (Note 11)	—	—

Shareholders’ Equity:

Preferred Stock, $0.01 par value, 15,000,000 shares authorized, none issued and outstanding	—	—

Class A Common Stock, $0.01 par value, 150,000,000 shares authorized, 25,047,980 and 23,468,403 shares issued, respectively	250	235

Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 25,975,449 and 26,946,029 shares issued and outstanding, respectively	260	269

Additional paid-in capital	215,862	210,703

Employee stock loan receivable including accrued interest (4,000,000 shares)	(24,182)	(22,706)

Treasury stock, at cost, 567,888 and 809,462 shares, respectively	(4,143)	(5,906)

Accumulated other comprehensive income, net of taxes	4,345	3,226

Retained (deficit) earnings	52,773	(510)

Total shareholders’ equity	245,165	185,311

Total liabilities and shareholders’ equity	$406,185	$291,958

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands except per share amounts)

Revenues:

Investment banking:

Underwriting	$76,556	$47,853	$21,086

Corporate finance	58,595	28,534	31,404

Investment gains	8,725	6,762	1,453

Institutional brokerage:

Principal transactions	27,512	26,330	32,319

Agency commissions	35,672	27,084	21,084

Asset management:

Base management fees	28,956	19,744	9,719

Incentive allocations and fees	14,258	3,628	1,673

Net investment income	16,276	9,532	10,843

Technology sector net investment and incentive income (loss)	(5,622)	(18,100)	41,614

Interest, dividends and other	7,275	9,422	9,695

Total revenues	268,203	160,789	180,890

Expenses:

Compensation and benefits	147,072	108,112	109,768

Business development and professional services	30,589	28,879	19,229

Clearing and brokerage fees	5,353	7,087	6,207

Occupancy and equipment	8,838	10,852	9,544

Communications	8,185	5,832	5,085

Interest expense	2,073	1,083	1,665

Other operating expenses	10,652	9,415	7,147

Restructuring and software impairment charges	—	5,151	—

Total expenses	212,762	176,411	158,645

Net income (loss) before taxes and extraordinary gain	55,441	(15,622)	22,245

Income tax provision (benefit)	3,035	(1,760)	4,163

Net income (loss) before extraordinary gain	52,406	(13,862)	18,082

Extraordinary gain	1,413	1,148	—

Income tax provision on extraordinary gain	536	—	—

Net income (loss)	$53,283	$(12,714)	$18,082

Basic earnings (loss) per share before extraordinary gain	$1.14	$(0.29)	$0.37

Diluted earnings (loss) per share before extraordinary gain	$1.08	$(0.29)	$0.36

Basic earnings (loss) per share	$1.16	$(0.27)	$0.37

Diluted earnings (loss) per share	$1.10	$(0.27)	$0.36

Basic weighted average shares outstanding	46,097,647	47,465,527	49,161,799

Diluted weighted average shares outstanding	48,442,140	47,465,527	50,682,582

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

								Accumulated
								Other
	Class A		Class B		Additional	Employee		Comprehensive
	Number of	Class A	Number of	Class B	Paid-In	Stock Loan	Treasury	Income
	Shares	Amount	Shares	Amount	Capital	Receivable	Stock	(Loss)

Balances, January 1, 2000	14,304,026	$143	35,799,729	$358	$208,678	—	$(8,341)	$(5,991)

Net income	—	—	—	—	—	—	—	—

Conversion of Class B shares to Class A shares	2,889,700	29	(2,889,700)	(29)	—	—	—	—

Issuance of treasury stock	—	—	—	—	(33)	—	1,153	—

Issuance of Class A common stock	261,680	3	—	—	1,519	—	—	—

Other comprehensive income:						—

Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	4,863

Comprehensive income	—	—	—	—	—	—	—	—

Balances, December 31, 2000	17,455,406	175	32,910,029	329	210,164	—	(7,188)	(1,128)

Net loss	—	—	—	—	—	—	—	—

Conversion of Class B shares to Class A shares	5,964,000	60	(5,964,000)	(60)	—	—	—	—

Issuance of treasury stock	—	—	—	—	(405)	—	1,282	—

Issuance of Class A common stock	48,997	—	—	—	238	—	—	—

Purchase of stock (employee stock purchase and loan plan)	—	—	—	—	(27,500)	—	—	—

Sale of stock (employee stock purchase and loan plan)	—	—	—	—	27,500	(22,000)	—	—

Interest on employee stock purchase and loan plan	—	—	—	—	706	(706)	—	—

Other comprehensive income:						—

Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	4,354

Comprehensive loss	—	—	—	—	—	—	—	—

Balances, December 31, 2001	23,468,403	$235	26,946,029	$269	$210,703	$(22,706)	$(5,906)	$3,226

Net Income

Conversion of Class B shares to Class A shares	970,580	9	(970,580)	(9)

Issuance of treasury stock					(521)		1,763

Issuance of Class A common stock	608,997	6			4,204

Interest on employee stock purchase and loan plan					1,476	(1,476)

Other Comprehensive Income:

Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $2,766)								1,119

Comprehensive income

Balances, December 31, 2002	25,047,980	$250	25,975,449	$260	$215,862	$(24,182)	$(4,143)	$4,345

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained		Comprehensive
	Earnings		Income
	(Deficit)	Total	(Loss)

Balances, January 1, 2000	$(5,878)	$188,969

Net income	18,082	18,082	$18,082

Conversion of Class B shares to Class A shares	—	—

Issuance of treasury stock	—	1,120

Issuance of Class A common stock	—	1,522

Other comprehensive income:

Change in unrealized gain (loss) on available-for-sale investment securities	—	4,863	4,863

Comprehensive income	—	—	$22,945

Balances, December 31, 2000	12,204	214,556

Net loss	(12,714)	(12,714)	$(12,714)

Conversion of Class B shares to Class A shares	—	—

Issuance of treasury stock	—	877

Issuance of Class A common stock	—	238

Purchase of stock (employee stock purchase and loan plan)	—	(27,500)

Sale of stock (employee stock purchase and loan plan)	—	5,500

Interest on employee stock purchase and loan plan	—	—

Other comprehensive income:		—

Change in unrealized gain (loss) on available-for-sale investment securities	—	4,354	4,354

Comprehensive loss	—	—	$(8,360)

Balances, December 31, 2001	$(510)	$185,311

Net Income	53,283	53,283	$53,283

Conversion of Class B shares to Class A shares

Issuance of treasury stock		1,242

Issuance of Class A common stock		4,210

Interest on employee stock purchase and loan plan

Other Comprehensive Income:

Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $2,766)		1,119	1,119

Comprehensive income			$54,402

Balances, December 31, 2002	$52,773	$245,165

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:

Net income (loss)	$53,283	$(12,714)	$18,082
Non-cash items included in earnings—

Incentive allocations and fees and net investment (income) loss from long-term investments	(19,861)	35,599	(16,720)

Depreciation, amortization and software impairment	4,234	8,711	4,886

Extraordinary gain	(1,413)	(1,148)	—

Income tax provision-deferred	2,173	(1,760)	4,163

Other	542	439	—

Changes in operating assets:
Receivables-

Investment banking	1,739	1,232	(423)

Asset management fees	(9,890)	(1,798)	1,416

Affiliates	(4,908)	(360)	(510)

Other	2,596	3,239	231

Due from clearing broker	1,475	(32,781)	1,632

Marketable and trading securities	7,408	2,741	(1,560)

Prepaid expenses and other assets	(2,352)	1,034	(2,228)

Changes in operating liabilities:

Trading account securities sold but not yet purchased	6,555	12,447	(2,099)

Accounts payable and accrued expenses	(4,940)	6,867	2,479

Accrued compensation and benefits	13,480	4,926	(1,281)

Net cash provided by operating activities	50,121	26,674	8,068

Cash flows from investing activities:

Purchases of long-term investments	(52,302)	(22,293)	(17,050)

Proceeds from sales of long-term investments	39,292	13,795	8,990

Purchases of available-for-sale securities	(38,106)	(784)	—

Proceeds from sales of available-for-sale securities	3,476	—	10,278

Receipt of principal payments on mortgage-backed securities	4,731	3,533	—

Bank loans, net	(2,593)	(10,811)	—

Purchases of fixed assets, net	(2,873)	(2,638)	(3,751)

MMA/Rushmore acquisition, net of cash acquired	—	(7,760)	—

Net cash used in investing activities	(48,375)	(26,958)	(1,533)

Cash flows from financing activities:

Proceeds from short-term borrowings	21,352	20,195	—

Repayments of short-term borrowings	(15,577)	(776)	(583)

Net increase (decrease) in bank deposits	31,758	(4,341)	—

Repayments on long-term collateralized loan	(970)	—	—

Proceeds from issuance of common stock	3,689	238	1,489

Proceeds from issuance of treasury stock	1,763	877	1,153

Purchase of stock (employee stock purchase and loan plan)	—	(27,500)	—

Sale of stock (employee stock purchase and loan plan)	—	5,500	—

Net cash provided by (used in) financing activities	42,015	(5,807)	2,059

Net increase (decrease) in cash and cash equivalents	43,761	(6,091)	8,594

Cash and cash equivalents, beginning of year	46,246	52,337	43,743

Cash and cash equivalents, end of year	$90,007	$46,246	$52,337

Note: See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Note 1.  Organization and Nature of Operations:

  Organization

      Friedman, Billings, Ramsey Group, Inc., a Virginia corporation (the Company or FBR Group), is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), FBR Investment Services, Inc. (FBRIS), Friedman, Billings, Ramsey International, Ltd. (FBRIL), Friedman, Billings, Ramsey Investment Management, Inc. (FBRIM), FBR Venture Capital Managers, Inc. (VCM), FBR Fund Advisers, Inc. (FBRFA), Money Management Associates, LP (MMA) and FBR Bank & Trust (FBR Bank).

      FBR & Co. and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co. and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s underwriting and corporate finance activities were concentrated primarily on technology, energy, real estate and financial services companies.

      FBRIM and VCM are registered investment advisers that manage and act as general partners of proprietary investment limited partnerships. FBRIM also manages separate investment accounts and FBR Asset Investment Corporation (FBR Asset), a publicly traded real estate investment trust (REIT). FBRFA is a registered investment adviser that manages The FBR Family of Funds. FBR Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing, and mutual fund accounting), and traditional banking services (lending, deposits, cash management and trust services).

  Nature of Operations

      The Company’s principal business activities (capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services) are linked to the capital markets. In addition, the Company’s business activities are primarily focused on small and mid-cap stocks in the financial services, real estate, technology, energy, healthcare and diversified industries sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company’s areas of focus.

      The Company’s revenues, particularly from investment banking, incentive allocations and fees and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year to year.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strengthen its revenue base by increasing the segments of its business that offer a recurring and more predictable source of revenue.

  Concentration of Risk

      A substantial portion of the Company’s revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the year ended December 31, 2002, investment banking accounted for 54% of the Company’s revenues.

      As of December 31, 2002 and 2001, respectively, the Company’s investment in FBR Asset of $74,776 and $42,460 represented 50% and 35% of the Company’s long-term investments. For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenue from FBR Asset of $43,320, $7,776, and $7,785 representing 16%, 5% and 4% of the Company’s revenue, respectively. In addition, in 2002 and 2001, the Company recorded an extraordinary gain of $1,413 and $1,148, respectively, associated with the exercise of FBR Asset warrants (See Note 3). This concentration creates earnings volatility exposure and market risk exposure for the Company in the real estate/mortgage sector, and there is interest rate risk related to FBR Asset as a leveraged mortgage REIT.

  Merger Agreement with FBR Asset

      On November 15, 2002, the Company and FBR Asset announced that they had signed a definitive agreement to merge the two firms in a tax-free stock for stock exchange. Under terms of the transaction, each share of FBR Asset common stock outstanding at closing will be converted into 3.65 shares of Class A Common Stock, and each share of FBR Group will be converted into one corresponding Class A or Class B share of a new entity (New FBR) which will elect REIT status for tax purposes.

      The transaction is subject to customary closing conditions, including regulatory approvals and the approval of both the Company’s and FBR Asset’s shareholders. A special meeting of the Company’s shareholders will be held in the first quarter 2003 to vote on the proposed merger. If the shareholders of the Company and FBR Asset approve the merger agreement, the transaction is expected to close by the end of the first quarter of 2003. If approved, the merger will be accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting.

      Under the terms of the transaction, the board of directors of both FBR Group and FBR Asset will be merged, resulting in a nine member board of directors. Seven of the nine members of the reconstituted board will be outside directors.

      If the Company’s merger with FBR Asset is completed, the Company has entered into an undertaking with the Federal Reserve Board (the Board) to convert to an entity that would allow us to continue to provide trust and custody services, but that would remove New FBR from regulation by the Board as a financial holding company.

      As of December 31, 2002, the Company had incurred approximately $1,100 in costs associated with this proposed merger. These costs have been capitalized and reflected in other assets in the Consolidated Balance Sheet as of December 31, 2002. In addition, under the terms of its agreement with its financial advisor Goldman Sachs, the Company has agreed to pay Goldman Sachs a transaction fee of $3,000 which is payable upon completion of the transaction. See also Note 13 Shareholders’ Equity — Treasury Stock for information about the Company’s stock repurchase plan and Note 3 Investments for further information regarding the Company’s current investment in FBR Asset.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Summary of Significant Accounting Policies:

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See also Securities and Principal Investments below for discussion of entities in which the Company uses the equity and cost methods of accounting. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

  Cash Equivalents

      Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2002 and 2001, respectively, approximately 65% and 61% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities, backed by the U.S. government.

  Supplemental Cash Flow Information Including Non-cash Transactions

      During 2001, as part of the acquisition of MMA/ Rushmore, the Company financed a portion of the purchase price in the form of a non-interest bearing note. As of December 31, 2002 and 2001, respectively, the long-term portion of this note was $5,266 and $5,694 and the short-term portion of this note was $970, of which $980 and $439 represented accrued non-cash interest expense as of December 31, 2002 and 2001, respectively. Also in 2001, the Company provided employees with an opportunity to purchase five million shares of FBR stock through the Employee Stock Purchase and Loan Program (ESPLP). Through the ESPLP, employees could purchase shares of FBR stock at $5.50 per share by paying $1.10 per share and financing the remaining $4.40 per share with loans from the Company. These loans to employees are interest bearing, limited-recourse loans.

      Cash payments for interest approximated interest expense for the years ended December 31, 2002, 2001 and 2000. Cash payments for taxes for the years ended December 31, 2002, 2001 and 2000 were $2,300, $140, and $255, respectively. There were no significant non-cash investing and financing activities during the respective years, other than the receipt of shares and warrants in connection with certain capital raising activities. In 2002 securities received in exchange for services provided were $4,000. There were no such amounts recorded in 2001 and 2000.

  Securities and Principal Investments

      Investments in proprietary investment partnerships including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, and FBR Asset are accounted for under the equity method and the Company’s proportionate share of income or loss (income allocation) is reflected in net investment income in the statements of operations. Investments in investment partnerships, in which FBR is not the general partner or does not have a significant limited partner interest and, therefore, does not exercise significant influence, are accounted for under the cost method. Under the cost method, the Company records income only when distributed by the partnership.

      Securities owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

      Long-term marketable securities and mortgage-backed securities held in non-broker-dealer entities are classified as available-for-sale investments and pursuant to Statement of Financial Accounting Standards

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried at fair value with resulting unrealized gains and losses reflected in other comprehensive gain or loss in the balance sheets.

      Realized gains and losses on sales of securities are determined using the specific identification method. Declines in the value of available-for-sale investments that are other than temporary are recorded in net investment income in the statements of operations.

      Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management.

      In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares including private company warrants and shares the Company carries the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. For the years ended December 31, 2002, 2001 and 2000, the Company recognized realized investment gains of $500, $5,500 and $1,500, respectively relating to these warrants.

  Fair Value of Financial Instruments

      At December 31, 2002 and 2001, the Company’s financial instruments that are carried at fair value include, cash and cash equivalents, investments (excluding FBR Asset), due from clearing broker, and trading account securities sold but not yet purchased. The Company’s financial instruments that are carried at amounts which approximate fair value include, bank loans, bank deposits, short-term loans payable and long-term collateralized loan. The Company’s investment in FBR Asset is accounted for under the equity method of accounting. The fair value amounts for financial instruments are disclosed in each respective footnote.

  Intangible Assets

      The Company accounts for its intangible assets consisting of acquired mutual fund management contracts in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the values of these contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. During the years ended December 31, 2002 and 2001, no impairment charge was recorded.

  Bank Loans

      Bank loans are carried at cost less an allowance for loan losses as they are held for the foreseeable future. The allowance for loan losses was $200 and $100 as of December 31, 2002 and 2001, respectively. Interest on loans is accrued based on the outstanding principal amount using the effective interest rate method. An allowance for uncollected interest is provided on any loan that is contractually delinquent more than 90 days and on any other loan when the collectibility of the loan is in doubt and such allowance is netted against accrued interest receivable. Any such interest ultimately collected is recorded as interest income in the period of recovery. Although FBR Bank has experienced insignificant loan losses in the past, management continues to provide for loan losses as necessary based on changes in current economic conditions and other factors.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management periodically reviews and evaluates the loan portfolio to determine the adequacy of the allowance for loan losses.

      While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions beyond management’s control. Loans receivable are accounted for in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company considers a loan impaired when FBR Bank will be unable to collect any of the interest and principal payments as scheduled in the loan agreement. A valuation allowance is maintained to the extent that the measure of the impaired loan is less than the recorded investment.

  Building, Furniture, Equipment, Software and Leasehold Improvements

      Building, furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years. The Company had capitalized certain software development costs associated with its launch of fbr.com. During 2001, the Company wrote-off $2,700 which represented all of the unamortized fbr.com software costs as a result of determining such capitalized costs were impaired.

  Bank Deposits

      Bank deposits represent deposits held by FBR Bank for its customers. Interest expense is recognized based on the deposit balance and the stated interest rate paid.

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

  Asset Management Revenues

      The Company records three types of asset management revenue: (1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds and FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations. (2) The Company also receives incentive income based upon the operating results of the partnerships, venture capital funds and FBR Asset.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive income represents a share of the gains in the partnerships and FBR Asset, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore, reverse previously recorded incentive allocation in future periods relating to the Company’s private equity and venture funds. As of December 31, 2002, $600 was subject to reversal. (3) The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships and FBR Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company’s statements of operations. The partnerships record their investments at fair value with changes in fair value reported in the partnerships’ earnings at each reporting date. Accordingly, partners’ capital accounts at each reporting date include all applicable allocations of partnership realized and unrealized gains and losses.

  Compensation

      A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. Since the bonus determinations in some cases are also based on aftermarket security performance and other factors, which include unrealized gains and losses, amounts currently accrued may not ultimately be paid. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

  Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 2002, 2001 and 2000, the exercise prices of all options granted equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 2002, 2001 and 2000 related to option grants.

	2002	2001	2000

Net income before extraordinary gain	$52,406	$(13,862)	$18,082

Basic earnings (loss) per share before extraordinary gain	$1.14	$(0.29)	$0.37

Diluted earnings (loss) per share before extraordinary gain	$1.08	$(0.29)	$0.36

Stock based employee compensation	$11,548	$16,344	$7,461

Pro forma net income before extraordinary gain	$43,893	$(30,206)	$10,621

Pro forma basic earnings (loss) per share before extraordinary gain	$0.95	$(0.64)	$0.22

Pro forma diluted earnings (loss) per share before extraordinary gain	$0.91	$(0.64)	$0.21

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2002, 2001 and 2000, respectively: no dividend yield, expected volatility of 68%, 73%, and 81%, risk-free interest rate of 4.3%, 4.9%, and 6.2% and an expected life of five years for all grants. The weighted average fair value of options granted during 2002, 2001 and 2000 was $4.42, $3.90, and $5.69, respectively, per share.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Income Taxes

      Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on management’s evaluation, it is more likely than not that they will not be realized.

  Other Comprehensive Income (Loss)

      Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company’s available-for-sale securities (including the bank investment securities) and the Company’s proportionate share of FBR Asset’s investments accounted for as available-for-sale. These changes in fair value are recorded through equity.

  Earnings (Loss) Per Share

      Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. For the year ended December 31, 2002 and 2000, the difference between basic and diluted earnings per share is due to certain dilutive stock options. For the year ended December 31, 2001, there was no difference between basic and diluted loss per share as the impact of options was anti-dilutive. For the years ended December 31, 2002, 2001 and 2000, options to purchase 2,535,400, 7,981,345, and 3,565,762 shares, respectively, of common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. See Note 13 for a detail of total stock options outstanding.

  Restructuring Charge

      During 2001, the Company adopted a restructuring plan in response to the downturn in the economy. In connection with the restructuring, 67 employees were terminated or left and were not replaced. These employees primarily were from the technology sector and administrative groups.

      As a result of the restructuring plan, in 2001 the Company recorded a restructuring charge of $2,410. The following is a summary of the costs comprising the total charge:

Employee severance and other termination costs	$1,365

Non-cancelable lease and other facility costs	947

Other	98

Total	$2,410

      As of December 31, 2002, substantially all of this restructuring charge had been paid. There were no additional restructuring charges incurred during 2002.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 contains the Company’s significant accounting policies. The Company believes its most critical policies that are both

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include 1) valuation of private and restricted public company investments, 2) recognition of incentive fee revenue, 3) valuation allowance determination related to deferred taxes and 4) impairment assessments we apply to our long term investments in marketable equity securities. Actual results could differ from those estimates.

  Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), effective for the Company on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on the Company’s results of operations, financial position, or liquidity but may affect the accounting for future transactions.

      The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material effect on the Company’s results of operations and financial position.

      The FASB has issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for certain transactions arising on or after October 1, 2002. SFAS 147 will have no impact on the Company.

      The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. The Company currently accounts for stock-based employee compensation in accordance with APB 25 and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS 148 are not applicable to the Company at this time.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31,

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted the disclosure requirements in FIN 45 which were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a significant effect on the Company’s results of operations and financial position.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

Note 3.  Investments:

      Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values for the years indicated:

	December 31,

	2002		2001

		Sold But		Sold But
		Not Yet		Not Yet
	Owned	Purchased	Owned	Purchased

Corporate stocks	$8,145	$19,931	$15,355	$13,357

Corporate bonds	153	1	351	20

	$8,298	$19,932	$15,706	$13,377

      Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, creates a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term investments consisted of the following for the years indicated:

	December 31,

	2002	2001

Equity method investments:

Proprietary investment partnerships excluding technology sector	$26,645	$42,619

FBR Asset Investment Corporation	74,776	42,460

Marketable securities	3,498	4,894

Private debt investments	7,500	7,500

Cost method investments excluding the technology sector	750	—

Other	9,457	839

	122,626	98,312

Equity method investments — technology sector	20,004	14,584

Cost method investments — technology sector	7,817	7,086

	27,821	21,670

	$150,447	$119,982

Equity Method Investments

  Investment Partnerships

      The investment partnerships, including venture capital funds, from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant proportions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have used had a ready market existed for the securities and those differences could be material. The following methodology is employed by the partnerships in valuing their investments:

Nonrestricted public securities that are traded on a national securities exchange (or reported on the Nasdaq national market) are valued at the last reported sales price on the day of valuation.

Restricted public securities — Securities that have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

Private securities — The investment is originally recorded and carried at cost, and is subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation are: (1) a subsequent third-party round of financing at a per share price that is higher or

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than the current valuation (2) an imminent public offering, (3) an imminent sale of the issuer, or (4) if the issuer’s performance and potential have significantly deteriorated as of the valuation date.

      VCM is the managing partner of FBR Technology Venture Partners, L.P. (TVP) and FBR Technology Venture Partners II (TVP II, consisting of five separate limited partnerships). FBRIM is the managing partner or member of FBR Ashton, L.P., FBR Weston, Limited Partnership, FBR Future Financial Fund, L.P., FBR Private Equity Fund, L.P., FBR Arbitrage, L.L.C., FBR Biotech Fund, L.P., FBR CoMotion Venture Capital I, L.P., FBR Pegasus Fund, L.L.C. and through a wholly-owned L.L.C., FBR Financial Services Partners, L.P. All of these partnerships were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. The Company accounts for its investments in these partnerships under the equity method. Although we do not manage these partnerships, as a significant investor in Braddock Partners, L.P., Capital Crossover Partners, ETP/ FBR Genomic Fund, L.P. and ETP/ FBR Genomic Fund II (QP), L.P. and, due to our percentage ownership in these partnerships, we also account for these investments under the equity method. The following table shows the Company’s investments and percentage interest on which pro rata profit allocations (as distinct from carried interest incentive income) are based:

	December 31,

	2002		2001

Non-Technology Sector

FBR Ashton, L.P.	$6,692	16%	$19,000	35%

FBR Arbitrage, L.L.C	11,259	20%	11,415	16%

FBR Pegasus Fund, L.L.C	2,685	11%	—	—

Braddock Partners, L.P.	—	—	5,613	11%

FBR Weston, Limited Partnership	2,890	9%	2,327	9%

FBR Private Equity Fund, L.P.	1,445	20%	1,878	20%

FBR Financial Services Partners, L.P.	634	6%	1,519	6%

FBR Future Financial Fund, L.P.	1,040	63%	867	59%

	26,645		42,619

Technology Sector

Capital Crossover Partners	$12,736	13%	$6,000	13%

FBR Technology Fund	752	28%	—	—

FBR CoMotion Venture Capital I, L.P.	1,886	8%	3,148	8%

FBR Technology Venture Partners II, L.P.	2,128	6%	2,771	5%

ETP/ FBR Genomic Fund, L.P.	1,361	6%	1,411	5%

FBR Technology Venture Partners, L.P.	653	3%	1,068	3%

ETP/ FBR Genomic Fund II (QP), L.P.	397	6%	100	6%

FBR Biotech Fund, L.P.	91	8%	86	8%

	20,004		14,584

	$46,649		$57,203

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s significant equity method investments are:

2002	TVP	TVPII	FBR Asset	Ashton	Other	Total

Total assets	$3,940	$28,391	$5,365,624	$87,984	$329,461	$5,815,400

Total liabilities	963	1,682	4,613,455	45,823	54,904	4,716,827

Total equity	2,977	26,709	752,169	42,161	274,557	1,098,573

FBR’s share of total equity	653	2,128	74,776	6,692	36,424	120,673

Total revenue	3	13	185,963	1,894	6,624	194,497

Total expenses	1,288	1,674	97,316	1,054	9,171	110,503

Realized gains (losses)	(5,944)	(17,995)	28,423	(299)	(23,801)	(19,616)

Unrealized gains (losses)	5,343	7,555	—	(11,371)	(27,859)	(26,332)

Net income	(1,886)	(12,101)	117,070	(10,830)	(54,207)	38,046

FBR’s share of net income-net investment income (loss)	(41)	(946)	20,913	(2,312)	(4,402)	13,212

FBR’s share of net income- incentive allocations and fees	(373)	—	13,769	4	471	13,871

2001	TVP	TVPII	FBR Asset	Ashton	Other	Total

Total assets	$5,885	$41,248	$1,325,125	$60,094	$394,629	$1,826,981

Total liabilities	1,022	2,914	1,121,260	6,238	127,382	1,258,816

Total equity	4,863	38,334	203,865	53,856	267,247	568,165

FBR’s share of total equity	1,068	2,771	42,460	19,000	34,364	99,663

Total revenue	13	360	39,087	1,975	11,116	52,551

Total expenses	1,390	3,460	18,879	1,372	15,597	40,698

Realized gains (losses)	49,536	(51,768)	3,330	3,550	27,955	32,603

Unrealized gains (losses)	(89,033)	(42,082)	—	7,563	(28,152)	(151,704)

Net income	(40,874)	(96,950)	23,538	11,716	(4,678)	(107,248)

FBR’s share of net income-net investment income (loss)	(917)	(5,003)	4,278	3,570	907	2,835

FBR’s share of net income- incentive allocations and fees	(7,706)	—	1,656	—	1,707	(4,343)

2000	TVP	TVPII	FBR Asset	Ashton	Other	Total

Total assets	$109,463	$116,817	$225,804	$63,706	$379,823	$895,613

Total liabilities	511	3,347	138,963	10,794	131,335	284,950

Total equity	108,952	113,470	86,841	52,912	248,488	610,663

FBR’s share of total equity	23,913	6,418	30,054	15,430	31,932	107,747

Total revenue	139	—	23,841	1,752	9,147	34,879

Total expenses	1,306	3,687	12,610	1,528	9,647	28,878

Realized gains (losses)	257,954	—	(2,867)	318	16,908	272,313

Unrealized gains (losses)	(105,967)	16,419	—	16,654	14,014	(58,880)

Net income	150,820	12,732	8,364	17,196	30,422	219,534

FBR’s share of net income-net investment income	3,242	705	7,079	4,765	5,454	21,245

FBR’s share of net income- incentive allocations	30,186	—	—	—	1,736	31,922

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  FBR Technology Venture Partners, L.P.

      FBR Technology Venture Partners, L.P. (TVP) is a limited partnership, formed on August 12, 1997, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP. TVP’s investments as of December 31, 2002 included equity investments in securities of development-staged, early-stage, privately held, technology companies. TVP’s investments as of December 31, 2001 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVP’s investments may represent significant proportions of the issuer’s equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. As of December 31, 2002, TVP did not own any investments in public companies. As of December 31, 2001, public company investments were valued based on the year-end closing price.

  FBR Technology Venture Partners II

      FBR Technology Venture Partners II (TVP II) consists of five separate limited partnerships formed during 1999, to engage in the business of investing in securities. FBR Venture Capital Managers, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of TVP II. TVP II’s investments as of December 31, 2002 included equity investments in securities of development-staged, early-stage, privately held, technology companies. TVP II’s investments as of December 31, 2001 included equity investments in securities of development-stage and early-stage, privately and publicly held, technology companies. The disposition of the privately held investments is generally restricted due to the lack of a ready market. TVPII’s investments may represent significant proportions of the issuer’s equity and they may carry special contractual privileges not available to other security holders. As a result, precise valuation for the private and restricted investments is a matter of judgment and the determination of fair value must be considered only an approximation. As of December 31, 2002, TVP II did not own any investments in public companies. As of December 31, 2001, public company investments were valued based on the year-end closing price less a discount to reflect restrictions on liquidity and marketability.

  FBR Asset

      FBR Asset is a REIT, formed in 1997, whose primary purpose is to invest in mortgage-backed securities, equity securities, public and private real estate companies and mezzanine and senior loans. As of December 31, 2002, 97% and 2% of FBR Asset’s assets were invested in mortgage-backed securities and equity securities, respectively. As of December 31, 2001, 93% and 5% of FBR Asset’s assets were invested in mortgage-backed securities and equity securities, respectively. FBR Asset classifies its investments as available-for-sale. Accordingly, unrealized gains and losses related to securities are reflected as other comprehensive gain or loss in FBR Asset’s equity. The Company accounts for its investment in FBR Asset under the equity method. As a result, the Company recorded $20,913, $4,278, and $7,079 in net investment income in the statements of operations for its proportionate share of FBR Asset’s 2002, 2001 and 2000 net income, respectively.

      In addition, in 2002 and 2001, respectively, the Company exercised 415,805 and 400,000 warrants to purchase FBR Asset common shares. Under the provisions of SFAS No. 141, “Business Combinations,” if the fair value of net assets acquired is greater than an acquiror’s purchase price the difference is recorded as an extraordinary gain. Accordingly, based on the fair value of net assets acquired and the exercise price of the warrants, these transactions resulted in extraordinary gains of $1,413 and $1,148 in 2002 and 2001, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002 and 2001, respectively, the Company reduced its carrying basis of FBR Asset for declared dividends of $13,027 and $5,007. The Company also recorded, in other comprehensive income, $785, $3,414 and $2,746 of net unrealized gain on investments, which represented its proportionate share of FBR Asset’s net unrealized gains related to available-for-sale securities and unrealized losses on cash flow hedges for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, respectively, net unrealized gain or loss related to FBR Asset and included in the Company’s accumulated other comprehensive income was $3,940 and $3,155. The Company’s ownership percentage of FBR Asset was approximately 10% as of December 31, 2002. As of December 31, 2002, FBR Asset’s market value per share was $33.90, which results in the Company’s investment in FBR Asset having a fair value of $88,140. The Company’s ownership percentage of FBR Asset was 21% as of December 31, 2001. As of December 31, 2001, FBR Asset’s market value per share was $27.95, which results in the Company’s investment in FBR Asset having a market value of $49,477.

      The Company has a management agreement with FBR Asset, expiring on December 17, 2003. The Company performs portfolio management services on behalf of FBR Asset. These services include, but are not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to FBR Asset’s assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset’s portfolio of assets.

      The Company is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. The Company recorded $8,638, $1,842 and $705 in base management fees during 2002, 2001 and 2000, respectively.

      The Company is also entitled to receive incentive fees based on the performance of FBR Asset. The Company is entitled to an incentive fee calculated by reference to the preceding four-quarters, calculated as: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of FBR Asset, which was $25.59 at December 31, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. The Company recorded $13,800, $1,700 and $0 in incentive fees during 2002, 2001 and 2000, respectively.

      The Company had engaged Fixed Income Discount Advisory Company, Inc. (“FIDAC”) to manage FBR Asset’s mortgage asset investment program (the “Mortgage Portfolio”) as a sub-adviser. As compensation for rendering services, FIDAC was entitled to a sub-advisory fee based on the average gross asset value managed by FIDAC. On March 22, 2002, the Company notified FIDAC that it had decided to terminate the sub-advisory agreement with FIDAC. The decision to terminate the sub-advisory agreement with FIDAC was based on the Company’s determination, after consultation with FBR Asset’s Board of Directors, that it would be in the best interests of FBR Asset and its shareholders to terminate the sub-advisory agreement in light of the increased size of FBR Asset’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, the Company and FBR Asset agreed to a reduction of the management fee that FBR Asset will be required to pay the Company under the management agreement from 0.25 percent to 0.20 percent per annum of the average book value of FBR Asset’s Mortgage Portfolio during each calendar quarter.

      The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus Capital Corporation (“Pegasus”) regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During 2002, pursuant to

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this agreement, the Pegasus earned $6,400 in fees in connection with five investment banking transaction. In 2001, pursuant to this agreement, the Company paid $2,900 in fees to FBR Asset in connection with three investment banking transactions and one unfunded commitment.

      During the 2002, the Company earned $10,100 (net of expenses) in fees in its capital markets segment in connection with the Company’s broker-dealer subsidiary underwriting three follow-on public offerings for FBR Asset. For the year ended December 31, 2001, the Company earned $4,400 in fees in its capital markets segment in connection with one follow-on public offering for FBR Asset.

  FBR Ashton, L.P.

      FBR Ashton, L.P. (Ashton) is a limited partnership, formed on November 8, 1991, to engage in the business of investing in securities primarily in the financial services industry. Friedman, Billings, Ramsey Investment Management, Inc., a wholly owned subsidiary of the Company, is the corporate general partner of Ashton. Ashton’s investments as of December 31, 2001 and 2000 were comprised of equity investments in securities of publicly held companies.

Marketable Securities and Mortgage-Backed Securities

      The Company’s available-for-sale securities consist primarily of equity investments in publicly traded companies that are held by an asset management subsidiary of the Company and mortgage-backed securities. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. During 2002, 2001 and 2000, respectively, the Company recorded $(896), $(1,945), and $(2,519) of other than temporary losses in the statements of operations relating to marketable securities. These losses are reflect in the net investment income (loss).

      During 2002 and 2000, respectively, the Company sold $3,476 and $10,278 of available-for-sale securities. The Company recorded $34 and $2,140 of gross realized gains and ($155) and ($326) of gross realized losses in 2002 and 2000, respectively. During 2001, there were no sales of available-for-sale securities. For the year ended December 31, 2002, the weighted average coupon rate on the mortgage-backed securities was 4.90% and the weighted average effective yield was 4.90%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 3.64 years as of December 31, 2002. The Company’s available-for-sale securities as of December 31, 2002 and 2001 were:

	2002

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$38,009	$502	$(6)	$38,505

Marketable securities	3,498	—	—	3,498

	$41,406	$502	$(6)	$42,003

	2001

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$7,918	$—	$(10)	$7,908

Marketable securities	4,818	76	—	4,894

	$12,736	$76	$(10)	$12,802

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Private Debt

      In May 1998, the Company organized a business trust designed to extend financing to middle-market businesses in need of subordinated debt or mezzanine financing. In connection therewith, the Company loaned $7,500 and $10,000, respectively, to two unrelated businesses. During 2001, the $10,000 loan was repaid, with interest, for total proceeds of $12,051 resulting in investment income of $1,715. The remaining loan matures in June 2003 and is carried at cost. The Company also initially invested $7,000 in an unaffiliated technology sector private company in the form of a preferred equity investment. During the year ended December 31, 2000, the Company recorded $5,880 of investment losses related to this preferred equity investment.

Other

      During 2000, the Company employed option strategies that were indexed to common equity shares held by certain of the Company’s managed investment partnerships. The options are subject to fair value accounting. Total realized and unrealized gains of $12,534 were recognized during 2000 and included in incentive allocations in the statements of operations.

Note 4.  FBR Bank — MMA/Rushmore Acquisition:

      On April 1, 2001, the Company completed the acquisition of Money Management Associates, LP (MMA) and Rushmore Trust and Savings, FSB (Rushmore). MMA was a privately held investment adviser with $933,400 in assets under management as of March 31, 2001. Together, MMA and Rushmore were the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was re-chartered as a national bank and was named FBR Bank & Trust (FBR Bank). The FBR Bank offers mutual fund servicing (custody, transfer agency, shareholder servicing and mutual fund accounting) and traditional banking services (lending, deposits, cash management, trust services). Under the terms of the agreement, the Company acquired MMA/ Rushmore for $17,500 in cash at closing and a $9,700 installment note payable over a ten-year period.

      The total purchase price of $25,200, including capitalized transaction costs of $1,500 and the present value of the installment note at an imputed rate of 9%, was allocated:

MMA management contracts	$19,700

Bank equity	5,500

$25,200

      The acquisition of MMA/ Rushmore was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations,” and resulted in the recording of $19,700 of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. These Management Contracts are being amortized straight-line over 15 years. Accordingly, approximately $1,300 per year will be amortized over the remaining life of this intangible asset. Income related to these management contracts is recognized as earned usually based on invested assets at a stated management fee percentage.

  Bank Loans

      Of the $15,052 and $12,459 of bank loans at December 31, 2002 and 2001, respectively, $7,508 and $6,444, respectively were made to employees of FBR Group. As of December 31, 2002 and 2001, $13,721 and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10,331, respectively of the loans outstanding were first mortgage residential loans. Bank loan activity for 2002 and 2001 was:

		For the Period
	Year Ended	April 1, 2001 through
	December 31, 2002	December 31, 2001

Beginning Balance	$12,459	$1,648

Originations	6,909	11,344

Prepayments, including normal principal repayments	(4,316)	(533)

	$15,052	$12,459

Note 5.  Building, Furniture, Equipment, Software and Leasehold Improvements:

      Building, furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,

	2002	2001	Depreciable Lives

Building, furniture and equipment	$15,773	$13,854	Forty, five and three years, respectively

Software	6,345	5,952	Three years

Leasehold improvements	5,501	4,985	Shorter of useful life or lease term

Land	1,550	1,550

	29,169	26,341

Less-Accumulated depreciation and amortization	(20,013)	(17,138)

	$9,156	$9,203

Note 6.  Income Taxes:

      As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. The Company’s 2002 operating results exceeded the NOL carryforward and its other deferred tax asset items. Consequently, all of the deferred tax asset valuation allowance was reversed and recorded in the income tax provision during the year ended December 31, 2002. Accordingly, in 2002 the Company provided for income taxes and recorded an income tax provision of $3,035 (net of the reversal of the deferred tax asset valuation allowance) relating to the net income before extraordinary gain. Additionally, the Company recorded an income tax provision of $536 related to an extraordinary gain. The Company’s effective tax rate on net income before extraordinary gain for the year ended December 31, 2002 was 5 percent.

      The provision for income taxes consists of:

Federal	$2,398

State	637

$3,035

Current	$3,628

Deferred	(593)

$3,035

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consisted of the following as of December 31, 2002 and 2001:

	December 31,

	2002	2001

Tax deferred revenue	$(4,042)	$(2,204)

Unrealized investment gains, recorded in accumulated other comprehensive income (loss)	(2,766)	(1,293)

Unrealized investment losses recorded in earnings, related to other than temporary declines in the value of available-for-sale securities	1,773	9,020

Accrued compensation	1,260	182

Unrealized investment losses on proprietary investment partnerships	127	339

Net operating loss carryforward	—	17,423

Other	1,475	(589)

	(2,173)	22,878

Less-valuation allowance recorded through earnings	—	(22,878)

Net deferred tax liability	$(2,173)	$—

      The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of income tax attributable to net income (loss) before extraordinary gain computed at Federal statutory rates to income tax expense (benefit) was:

	December 31,

	2002	2001	2000

Statutory Federal income tax rate	34%	(34)%	35%

State income taxes, net of Federal benefit	1	(4)	5

Nondeductible expenses	2	9	9

Other	3	—	—

Valuation allowance	(35)	17	(30)

Effective income tax rate	5%	(12)%	19%

Note 7.  Profit Sharing Plan:

      The Company maintains a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make matching contributions and discretionary contributions from profits. There were no Company contributions made in 2002, 2001 or 2000.

Note 8.     Borrowings:

     Short-Term Loans Payable

      During 2002, the Company entered into short-term repurchase agreements to finance a portion its mortgage-backed securities investments. The repurchase agreements are collateralized by certain of the Company’s mortgage-backed securities and bear interest at rates that have related closely to LIBOR for a corresponding period. At December 31, 2002, the Company had borrowings of $16,352 outstanding under a repurchase agreement that matures in August 2003 and has a borrowing rate of 2.01%. For the year ended December 31, 2002, the weighted average borrowing rate of the Company’s repurchase agreements was 1.94% and the weighted average repurchase agreement balance was $15,318.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company completed a $20,000 working capital line of credit with a commercial bank. The line of credit is secured by employee receivables and is subject to liquidity tests. As of December 31, 2002, $5,000 was outstanding under this line and $15,000 was available to the Company at interest terms of LIBOR plus 1.95%. This line of credit expires in June 2003.

      As of December 31, 2002, the Company had $4,600 outstanding on margin borrowings with one of its asset management subsidiaries with an interest rate of 1.75 percent.

      As of December 31, 2002, the Company maintains a $40,000 subordinated revolving credit line with an affiliate of FBR & Co.’s clearing broker that expires in August 2004. There were no amounts outstanding under this line as of December 31, 2002. The purpose of this line of credit is to make additional funds available to meet regulatory net capital requirements for participation in underwriting public offerings. Any loans outstanding under this line are available in computing net capital under the Securities and Exchange Commission’s (SEC) Uniform Net Capital Rule. As of December 31, 2001, the Company had $10,000 outstanding under a similar $40,000 subordinated line of credit at 4.75% interest. This outstanding balance was repaid during 2002.

      In addition, as of December 31, 2001, mortgage-backed securities with a carrying value of $3,400 were pledged to secure a $2,000 revolving credit facility agreement with the Federal Home Loan Bank. This loan was subsequently repaid on January 2, 2002.

     Long-Term Collateralized Loan

      As of December 31, 2002, the Company had outstanding long-term debt of $5,266 associated with the Company’s acquisition of MMA/ Rushmore. This note, is collateralized by the capital stock of FBR Bank, matures on January 2, 2011. Interest on this note is imputed at 9%.

Note 9.     Regulatory Capital Requirements:

      FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL, is registered with the Securities and Futures Authority (SFA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA. As of December 31, 2002 and 2001, FBR & Co. had net capital of $44,600 and $35,400 that was $41,900 and $32,900 in excess of its required net capital of $2,700 and $2,500. As of December 31, 2002, all of our broker/ dealers had net capital of $46,900 that was $43,400 in excess of its required net capital of $3,500.

      FHC’s are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of December 31, 2002, we had total and tier one capital ratios of 81.0 percent and 51.6 percent, respectively.

      FBR Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failures to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(as defined). Management believes, as of December 31, 2001, FBR Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized FBR Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed FBR Bank’s category.

      FBR Bank’s capital amounts and ratios as of December 31, 2002 were:

			To be Considered
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions

2002	Amount	Ratio	Amount	Ratio

Tier I Leverage Capital (to average adjusted total assets)	$7,104	9.15%	$3,883	5.00%

Tier I Risk Based Capital (to risk weighted assets)	$7,104	35.41%	$1,204	6.00%

Total Risk Based Capital (to risk weighted assets)	$7,527	36.25%	$2,006	10.00%

      FBR Bank’s capital amounts and ratios as of December 31, 2001 were:

			To be Considered
			Well Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions

2001	Amount	Ratio	Amount	Ratio

Tier I Leverage Capital (to average adjusted total assets)	$6,102	16.51%	$1,848	5.00%

Tier I Risk Based Capital (to risk weighted assets)	$6,102	38.65%	$947	6.00%

Total Risk Based Capital (to risk weighted assets)	$6,188	39.20%	$1,579	10.00%

Note 10.	Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

     Financial Instruments

      The Company’s broker-dealer entities trade securities that are primarily traded in United States markets. The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2002 and 2001, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

      Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities and changes in value of the underlying securities of the venture capital funds and other proprietary investment partnerships in which the Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to control market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s investment in FBR Asset is subject to leverage and interest rate risk. FBR Asset’s debt-to-equity ratio can increase or decrease at any time based on the amount FBR Asset may borrow. As a result, as FBR Asset increases its debt, the possibility that it may be unable to meet debt obligations as they come due increases. Financing assets through repurchase agreements exposes FBR Asset to the risk that margin calls will be made that FBR Asset may not be able to meet.

     Credit Risk

      The Company’s broker-dealer subsidiaries function as introducing brokers that place and execute customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

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

      The Company’s equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

      The Company’s bank loan portfolio is evaluated based on the risk characteristics that considers such factors as past loan loss experience, financial condition of the borrower, current economic conditions, net realizable value of the collateral and other relevant factors.

     General Partnership and Managing Member Interests

      As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. The hedge funds and other partnerships that we manage through subsidiaries as a general partner or managing member had $103,800 of liabilities as of December 31, 2002, primarily margin debt, not reflected on our balance sheet.

Note 11.     Commitments and Contingencies:

     Contractual Obligations

      The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements as well as uncalled capital commitments to various investment

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2003	2004	2005	2006	2007	Thereafter	Total

Short-term debt(1)	$26,940	$—	$—	$—	$—	$—	$26,940

Long-term debt	—	970	970	970	970	3,880	7,760

Minimum rental commitments(2)	3,319	3,177	2,929	2,854	2,739	2,377	17,395

Capital commitments(3)	—	—	—	—	—	—	—

Total Contractual Obligations	$30,259	$4,147	$3,899	$3,824	$3,709	$6,257	$52,095

(1)	The short-term debt obligation in 2002 includes: $16,352 of repurchase agreements, $4,618 in the form of a demand note that may be called at anytime, $5,000 in the form of a drawdown on a line-of-credit and the short-term portion of long-term debt of $970.

(2)	Equipment and office rent expense for 2002, 2001 and 2000 were $5,077, $4,970 and $3,914, respectively.

(3)	The table above excludes $6,447 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

     Clearing Broker

      FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms off the agreements between FBR & Co. and the clearing broker, the clearing broker has the right charge FBRC for losses that result from a counterparty’s failure to fulfill its contractual obligations.

      As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2002, the Company has recorded no liabilities and during 2002 incurred no significant costs with regard to this right.

     Litigation

      As of December 31, 2002, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

     Other

      As of December 31, 2002, the Company had $6,400 of unfunded capital commitments to various investment partnerships that may be called over the next ten years. In addition, as of December 31, 2002, the Company had made commitments to purchase approximately $360,000 of mortgage-backed securities.

Note 12.	Executive Officer Compensation:

      During 2002, certain of the Company’s executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the “Plan”). The incentive bonus pool is calculated as up to twenty percent of tax profits. During the year ended December 31, 2002, the Company recorded $14,213 of executive officer compensation, and, as of December 31, 2002, $4,518 of this executive officer compensation is accrued.

      During 2001, certain of the Company’s executive officers were eligible for bonuses under the Key Employee Incentive Plan (the Key Employee Plan). During 2001, in accordance with a performance formula that included revenue, net income, return on equity and share price measures, the Company accrued $877 of executive officer compensation, in accordance with the Key Employee Plan. Compensation related to the Key Employee Plan was paid subsequent to December 31, 2001.

      During 2000, certain of the Company’s executive officers were eligible for bonuses under the Key Employee Plan. During 2000, in accordance with an income-based performance formula, the Company accrued $6,500 of executive officer compensation, in accordance with the Key Employee Plan, representing 22.4% of the Company’s pre-tax income (before executive officer compensation accruals). Compensation related to the Key Employee Plan was paid subsequent to December 31, 2000.

Note 13.	Shareholders’ Equity:

      The Company has authorized share capital of 100 million shares of Class B Common Stock, par value $0.01 per share; 150 million shares of Class A Common Stock, par value $0.01 per share; and 15 million shares of undesignated preferred stock. Holders of the Class A and Class B Common Stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B Common Stock convert to shares of Class A Common Stock at the option of the Company in certain circumstances including (i) upon sale or other transfer, (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with the Company and (iii) upon the sale of such shares in a registered public offering. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

     Stock and Annual Incentive Plan (the Plan)

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. Details of stock options granted are as follows:

	Number of
	Shares	Exercise Price

Balance as of December 31, 1997	4,383,400	$20.00

Granted in 1998	2,160,280	$5.875 –	$19.625

Forfeitures in 1998 upon departure of employees	(293,200)	$5.875 –	$20.00

Balance as of December 31, 1998	6,250,480	$5.875 –	$20.00

Granted in 1999	3,507,148	$5.1875 –	$13.0625

Forfeitures in 1999 upon departure of employees	(468,025)	$5.875 –	$20.00

Balance as of December 31, 1999	9,289,603	$5.1875 –	$20.00

Granted in 2000	452,340	$6.125 –	$16.875

Forfeitures in 2000 upon departure of employees	(1,446,162)	$5.8125 –	$20.00

Exercised in 2000	(240,518)	$5.875 –	$8.625

Balance as of December 31, 2000	8,055,263	$5.1875 –	$20.00

Granted in 2001	4,567,721	$4.61 –	$7.77

Forfeitures in 2001 upon departure of employees	(1,512,641)	$5.8125 –	$20.00

Exercised in 2001	(3,128,998)	$5.8125 –	$6.1875

Balance as of December 31, 2001	7,981,345	$4.61 –	$20.00

Granted in 2002	488,500	$5.19 –	$11.13

Forfeitures in 2002 upon departure of employees	(313,174)	$5.81 –	$20.00

Exercised in 2002	(600,333)	$5.45 –	$8.63

Balance as of December 31, 2002	7,556,338	$4.50 –	$20.00

      All options granted in 1997 and 70,780 of the options granted in 1998 become exercisable as follows: 10%, 40%, and 50% at the end of three, four and five years, respectively. The remainder of the grants in 1998, 2,089,500 options, and all grants in 1999, 2000, 2001 and 2002 become exercisable ratably over the first three years. As of December 31, 2002, 6,118,883 of the total options outstanding were exercisable. As of December 31, 2002 and 2001, respectively, the weighted average exercise price was $10.47 and $10.07 and the remaining contractual life of options outstanding was 5.4 years and 6.3 years, respectively.

     Director Stock Compensation Plan

      Under the Director Stock Compensation Plan (the Director Plan), the Company may grant options or stock (in lieu of annual director fees) up to 200,000 shares of Class A Common Stock to all non-employee directors as a group. Options granted under the Director Plan will vest upon the first anniversary of the grant and are exercisable up to 10 years from the date of grant. All options and stock awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2002, 2001 and 2000, respectively, the Company granted 19,000, 9,000, and 16,000 options under the Director Plan.

     Employee Stock Purchase Plan

      Employees began participating in the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock are reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2002, 241,574 shares were issued under the Purchase Plan for $1,763. During 2001, 175,708 shares were issued under the Purchase Plan for $878.

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

      For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding, similar to treasury stock, in computing book value and earnings per share. As a result, both the $22,706 financed (including accrued interest) by the Company and the 4,000,000 common shares related to the financing are reflected as a receivable in shareholders’ equity. As the employees repay the loans, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income.

     Treasury Stock

      In July 1998, the Company’s Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company’s Class A Common Stock from time to time (the Repurchase Plan). In accordance with the Repurchase Plan, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. As of December 31, 2002 and 2001, the Company’s treasury stock consists of stock purchased in the open market at cost. Treasury stock issuances relate to issuances of common stock pursuant to the Employee Stock Purchase Plan. Differences between the average cost of the treasury stock and the sales price of the shares issued are charged to additional paid-in capital. As of December 31, 2002, the Company had the ability under the Repurchase Plan to repurchase approximately 1 million shares of the Company’s Class A common stock. The Company’s treasury stock transactions were:

	Shares	Cost

Balance as of December 31, 1997	—	$—

Open market purchases	1,036,092	8,062

Employee Stock Purchase Plan issuances	(126,055)	(981)

Balance as of December 31, 1998	910,037	7,081

Open market purchases	431,935	2,712

Employee Stock Purchase Plan issuances	(198,945)	(1,452)

Balance as of December 31, 1999	1,143,027	8,341

Employee Stock Purchase Plan issuances	(157,857)	(1,153)

Balance as of December 31, 2000	985,170	7,188

Employee Stock Purchase Plan issuances	(175,708)	(1,282)

Balance as of December 31, 2001	809,462	5,906

Employee Stock Purchase Plan issuances	(241,574)	(1,763)

Balance as of December 31, 2002	567,888	$4,143

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of 2003, pursuant to the Repurchase Plan, the Company purchased 976,600 shares of its Class A Common Stock at a cost of $8,200.

Note 15.     Segment Information:

      The Company considers its capital markets and asset management operations to be two, separately reportable segments. During the third and fourth quarters of 2001, in response to market conditions the Company significantly scaled-down the online financial services segment and recorded impaired capitalized software costs associated with this segment. Therefore, beginning in 2002 the online financial services segment was combined with the capital markets segment. The accounting policies of these segments are the same as those described in Note 2. There are no significant revenue transactions between the segments. The Company’s revenues from foreign operations totaled $9,200, $7,900, and $4,700 in 2002, 2001 and 2000, respectively. The following tables illustrate the financial information for its segments for the years indicated.

	Capital	Asset	Consolidated
	Markets	Management	Totals

2002

Total revenues	$206,275	$61,928	$268,203

Compensation and benefits	123,857	23,215	147,072

Total expenses	170,878	41,884	212,762

Pre-tax loss before extraordinary gain	35,397	20,044	55,441

Extraordinary gain	—	1,413	1,413

Pre-tax loss after extraordinary gain	35,397	21,457	56,854

Total assets	135,067	271,118	406,185

Total net assets	71,476	173,689	245,165

2001

Total revenues	$139,851	$20,938	$160,789

Compensation and benefits	96,731	11,381	108,112

Total expenses	148,354	28,057	176,411

Pre-tax loss before extraordinary gain	(8,503)	(7,119)	(15,622)

Extraordinary gain	—	1,148	1,148

Pre-tax loss after extraordinary gain	(8,503)	(5,971)	(14,474)

Total assets	104,126	187,832	291,958

Total net assets	38,349	146,962	185,311

2000

Total revenues	$112,879	$68,011	$180,890

Compensation and benefits	74,457	35,311	109,768

Total expenses	114,067	44,578	158,645

Pre-tax income (loss)	(1,188)	23,433	22,245

Total assets	85,041	167,178	252,219

Total net assets	72,408	142,148	214,556

Note 16.     Quarterly Data (Unaudited):

      The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2002, 2001 and 2000. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods.

					Basic	Diluted	Basic
					Earnings	Earnings	Earnings
			Net Income	Net Income	(Loss) Per	(Loss) Per	(Loss) Per
		Net Income	(Loss) Before	(Loss) After	Share Before	Share Before	Share After
	Total	(Loss) Before	Extraordinary	Extraordinary	Extraordinary	Extraordinary	Extraordinary
	Revenues	Income Taxes	Items	Items	Items	Items	Items

2002

First Quarter	$54,370	$8,889	$8,889	$10,302	$0.19	$0.19	$0.23

Second Quarter	73,254	17,779	17,779	17,779	0.39	0.36	0.39

Third Quarter	81,712	17,992	15,649	15,113	0.34	0.32	0.33

Fourth Quarter	58,867	10,781	10,089	10,089	0.22	0.21	0.22

Total Year	$268,203	$55,441	$52,406	$53,283	$1.14	$1.08	$1.16

2001

First Quarter	$22,453	$(6,139)	$(6,139)	$(6,139)	$(0.12)	$(0.12)	$(0.12)

Second Quarter	55,152	5,110	5,110	5,110	0.10	0.10	0.10

Third Quarter	21,783	(22,390)	(22,390)	(22,390)	(0.49)	(0.49)	(0.49)

Fourth Quarter	61,401	7,797	9,557	10,705	0.21	0.21	0.24

Total Year	$160,789	$(15,622)	$(13,862)	$(12,714)	$(0.29)	$(0.29)	$(0.27)

2000

First Quarter	$66,243	$8,556	$6,417	$6,417	$0.13	$0.12	$0.13

Second Quarter	43,536	6,065	5,280	5,280	0.11	0.11	0.11

Third Quarter	44,702	6,193	4,954	4,954	0.10	0.10	0.10

Fourth Quarter	26,409	1,431	1,431	1,431	0.03	0.03	0.03

Total Year	$180,890	$22,245	$18,082	$18,082	$0.37	$0.36	$0.37

[Additional columns below]

[Continued from above table, first column(s) repeated]

Diluted
Earnings
(Loss) Per
Share After
Extraordinary
Items

2002

First Quarter	$0.22

Second Quarter	0.36

Third Quarter	0.31

Fourth Quarter	0.21

Total Year	$1.10

2001

First Quarter	$(0.12)

Second Quarter	0.10

Third Quarter	(0.49)

Fourth Quarter	0.24

Total Year	$(0.27)

2000

First Quarter	$0.12

Second Quarter	0.11

Third Quarter	0.10

Fourth Quarter	0.03

Total Year	$0.36

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FBR Asset Investment Corporation:

      We have audited the accompanying consolidated statements of financial condition of FBR Asset Investment Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

McLean, Virginia

January 29, 2003

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2002 and 2001

	As of	As of
	December 31,	December 31,
	2002	2001

ASSETS

Mortgage-backed securities, at fair value	$5,208,616,030	$1,238,365,511

Investments in equity securities, at fair value	103,171,251	61,692,660

Cash and cash equivalents	17,049,984	6,630,379

Dividends, interest and fees receivable	36,341,740	10,241,837

Deposits	4,662	—

Note receivable	—	8,000,000

Prepaid expenses and other assets	440,664	194,831

Total assets	$5,365,624,331	$1,325,125,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Repurchase agreements	$4,535,881,000	$1,105,145,000

Interest rate swaps	18,007,914	1,159,167

Interest payable	9,831,082	2,177,892

Dividends payable	40,539,215	10,645,659

Management and incentive fees payable	7,960,512	1,117,458

Accounts payable and accrued expenses	1,125,406	505,549

Income taxes payable	93,375	473,403

Other	16,606	35,544

Total liabilities	4,613,455,110	1,121,259,672

Shareholders’ Equity:

Preferred stock, par value $.01 per share, 50,000,000 shares authorized	—	—

Common stock, par value $.01 per share, 200,000,000 shares authorized, 26,154,332 and 8,502,527 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	261,543	85,025

Additional paid-in capital	701,929,172	206,916,930

Accumulated other comprehensive income	64,939,642	15,154,257

Retained deficit	(14,961,136)	(18,290,666)

Total shareholders’ equity	752,169,221	203,865,546

Total liabilities and shareholders’ equity	$5,365,624,331	$1,325,125,218

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31,

	2002	2001	2000

Revenue:

Interest	$176,204,590	$32,390,594	$18,758,866

Dividends	3,366,711	3,820,985	5,082,191

Fees	6,391,479	2,875,780	—

Total revenue	185,962,780	39,087,359	23,841,057

Expenses:

Interest	67,557,800	14,612,625	10,935,130

Management and incentive fees	22,410,940	3,494,357	1,078,713

Professional fees and other	4,858,281	772,152	596,374

Total expenses	94,827,021	18,879,134	12,610,217

Realized gain on sale of mortgage-backed securities, net	11,786,103	1,106,598	67,358

Realized gain on sale of equity securities, net	16,637,023	2,768,534	2,692,304

Recognized loss on available-for-sale equity securities	—	(544,880)	(5,626,022)

Net income before taxes	119,558,885	23,538,477	8,364,480

Income tax provision	(2,488,895)	(473,403)	—

Net income	$117,069,990	$23,065,074	$8,364,480

Basic earnings per share	$5.73	$4.27	$1.84

Basic weighted-average common and equivalent shares	20,431,759	5,402,150	4,543,532

Diluted earnings per share	$5.72	$4.17	$1.84

Diluted weighted-average common and equivalent shares	20,454,850	5,525,270	4,543,532

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

				Accumulated
				Other
		Additional	Retained	Comprehensive
	Common	Paid In	Earnings	Income		Comprehensive
	Stock	Capital	(Deficit)	(Loss)	Total	Income

Balance, December 31, 1999	$58,063	$132,930,479	$(15,463,462)	$(12,982,359)	$104,542,721	$1,960,760

Repurchase of common stock	(19,219)	(25,401,416)	—	—	(25,420,635)

Net income	—	—	8,364,480	—	8,364,480	$8,364,480
Other comprehensive income

Change in unrealized loss on available-for-sale securities	—	—	—	12,233,668	12,233,668	12,233,668

Dividends	—	—	(12,879,650)	—	(12,879,650)	—

Balance, December 31, 2000	38,844	107,529,063	(19,978,632)	(748,691)	86,840,584	$20,598,148

Issuance of common stock	50,300	107,575,383	—		107,625,683

Repurchase of common stock	(4,119)	(8,330,016)			(8,334,135)

Options granted	—	142,500	—		142,500

Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income

Change in unrealized gain (loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115

Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)

Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	176,518	495,012,242	—	—	495,188,760	$—

Net income	—	—	117,069,990	—	117,069,990	117,069,990
Other comprehensive income

Reclassification adjustment for gains from disposition included in net income	—	—	—	(6,789,432)	(6,789,432)	(6,789,432)

Change in unrealized gain (loss) on available-for-sale securities	—	—	—	73,032,314	73,032,314	73,032,314

Change in unrealized loss on cash flow hedges	—	—	—	(16,457,497)	(16,457,497)	(16,457,497)

Dividends	—	—	(113,740,460)	—	(113,740,460)	—

Balance, December 31, 2002	$261,543	$701,929,172	$(14,961,136)	$64,939,642	$752,169,221	$166,855,375

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	For the Year Ended December 31

	2002	2001	2000

Cash flows from operating activities:

Net income	$117,069,990	$23,065,074	$8,364,480

Adjustments to reconcile net income to net cash provided by operating activities:

Realized and recognized (gain) loss on mortgage-backed and equity securities, net	(28,423,126)	(3,330,252)	2,866,360

Amortization	—	—	4,717

Premium amortization on mortgage-backed securities	26,981,853	4,779,118	296,626

Compensation expense related to stock option grants	293,092	142,500	—

Changes in operating assets and liabilities:	—	—

Dividends, interest and fees receivable	(26,099,903)	(8,428,358)	1,227,197

Due from custodian	—	—	806,093

Prepaid expenses and other	(245,833)	26,797	31,888

Management and incentive fees payable	6,843,054	1,038,731	(158,440)

Accounts payable and accrued expenses	619,858	268,329	107,539

Interest payable	7,653,190	1,333,051	357,619

Income taxes payable	(380,028)	473,403	—

Other	(23,600)	(139,241)	(3,519)

Net cash provided by operating activities	104,288,547	19,229,152	13,900,560

Cash flows from investing activities:

Purchase of mortgage-backed securities	(6,039,012,781)	(1,340,540,932)	(40,917,985)

Investments in equity securities	(80,480,030)	(30,269,000)	(1,801,410)

Investments in notes receivable	(33,137,333)	(12,000,000)	(4,000,000)

Repayment of notes receivable	41,137,333	8,000,000	27,000,000

Proceeds from sale of mortgage-backed securities	780,480,734	96,938,432	101,529,084

Proceeds from sale of equity securities	44,211,458	14,201,575	29,239,857

Receipt of principal payments on mortgage-backed securities	1,350,755,663	158,183,398	23,720,735

Net cash (used in) provided by investing activities	(3,936,044,956)	(1,105,486,527)	134,770,281

Cash flows from financing activities:

Proceeds from (repayments of) repurchase agreements, net	3,430,736,000	971,249,000	(87,818,000)

Proceeds from issuance of common stock	494,895,668	107,625,683	—

Dividends paid	(83,846,904)	(14,463,360)	(12,039,107)

Proceeds from termination of eurodollar futures contracts	391,250	—	—

Repurchase of common stock	—	(8,334,135)	(25,420,635)

Net cash provided by (used in) financing activities	3,842,176,014	1,056,077,188	(125,277,742)

Net increase (decrease) in cash and cash equivalents	10,419,605	(30,180,187)	23,393,099

Cash and cash equivalents, beginning of the period	6,630,379	36,810,566	13,417,467

Cash and cash equivalents, end of the period	$17,049,984	$6,630,379	$36,810,566

Supplemental disclosure:

Cash payments for interest	$59,904,610	$13,279,574	$10,577,511

Cash payments for income tax	$2,868,923	—	—

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Organization and Nature of Operations

      FBR Asset Investment Corporation (“FBR Asset” or the “Company”) was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital.

      FBR Asset is organized as a real estate investment trust (“REIT”) whose primary purpose is to purchase mortgage-backed securities and make investments in debt and equity securities of companies engaged in real estate-related and other businesses. The Company invests in mortgage loans and mortgage-backed securities, that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal National Mortgage Association (“Fannie Mae”), or by private issuers that are secured by real estate (together the “Mortgage Assets”). The Company also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, the Company leverages its mortgage-backed security portfolio primarily with collateralized borrowings. The Company uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

      During 2001, FBR Asset acquired a registered broker-dealer from Friedman, Billings, Ramsey, Group Inc. (“FBR Group”) called Pegasus Capital Corporation (“Pegasus”). At this time the Company made a taxable REIT subsidiary electing for Pegasus, established another taxable REIT subsidiary and created a holding company to hold the two subsidiaries.

      The Company is managed by Friedman, Billings, Ramsey Investment Management, Inc. (“FBR Management”), a subsidiary of FBR Group.

  Merger Agreement with FBR Group

      On November 15, 2002, the Company and FBR Group announced that they had signed a definitive agreement to merge the two firms in a tax-free stock for stock exchange. Under terms of the transaction, each share of FBR Asset common stock outstanding at closing will be converted into 3.65 shares of Class A Common Stock, and each share of FBR Group will be converted into one corresponding Class A or Class B share of a new entity which will elect REIT status for tax purposes.

      The transaction is subject to customary closing conditions, including regulatory approvals and the approval of both the Company’s and FBR Group’s shareholders. A special meeting of the Company’s shareholders will be held in the first quarter 2003 to vote on the proposed merger. If the shareholders of the Company and FBR Group approve the merger agreement, the transaction is expected to close by the end of the first quarter of 2003. If approved, the merger will be accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting.

      Under the terms of the transaction, the board of directors of both FBR Group and FBR Asset will be merged, resulting in a nine member board of directors. Seven of the nine members of the reconstituted board will be outside directors. The transaction was approved by the Special Committee of the FBR Asset Board of Directors, consisting of all of the directors of FBR Asset who are not affiliated with FBR Group. The FBR Asset Special Committee was advised by Lehman Brothers Inc.

      As of December 31, 2002, the Company had incurred approximately $2.4 million in costs associated with this proposed merger. These costs are reflected in professional fees and other in the Consolidated Statements of Income for the year ended December 31, 2002. In addition, if the merger is consummated, under the terms of its agreement with Lehman Brothers, FBR Asset has agreed to pay Lehman Brothers a fee equal to 0.30%

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the FBR Asset Market Value at the time the merger is consummated, as defined. If the merger was consummated on January 31, 2003 this fee would have been approximately $2.4 million.

Note 2  Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

  Investments in Mortgage-Backed Securities

      Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as “due to or due from custodian” in the Company’s Statement of Financial Condition.

      The Company accounts for its investments in mortgage-backed securities as available-for-sale securities. The Company does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Realized gains and losses on mortgage-backed securities transactions are determined on the average cost.

      Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

      The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction.

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

  Investments in Equity Securities

      Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing “bid” and “asked” price on the day of valuation. Investments which are not listed on a national securities exchange (or reported on a national securities exchange) are carried at cost.

      Consistent with the intention to have the Company operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments as available-for-sale.

      Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the ex-dividend date.

      Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a “recognized loss on available-for-sale securities.”

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

  Cash and Cash Equivalents

      All investments with original maturities of less than three months are cash equivalents. As of December 31, 2002, cash and cash equivalents consisted of $4.2 million of cash deposited in two commercial banks and $12.8 million in three separate domestic money market funds. As of December 31, 2001, cash and cash equivalents consisted of $1.4 million of cash deposited in two commercial banks and $5.2 million in three separate domestic money market funds. The carrying amount of cash equivalents approximates their fair value.

  Comprehensive Income

      Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company’s mortgage-backed securities and equity securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity and changes in unrealized gains and losses related to the Company’s use of cash flow hedges.

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

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Income Taxes

      FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset’s results or financial condition. Furthermore, because FBR Asset’s investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset’s qualification as a REIT.

      Income generated by the Company’s taxable REIT subsidiaries will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. For the years ended December 31, 2002 and 2001, FBR Asset recorded $2.5 million and $.5 million of income tax provisions from income attributable to the taxable REIT subsidiaries.

  Stock Compensation

      The Company accounts for its stock-based compensation in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.” Pursuant to SFAS No. 123, the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for stock options issued to employees and non-employee directors. Under APB No. 25, compensation expense is recorded to the extent the fair market value of the Company’s stock exceeds the strike price of the option on the date of grant.

  Financial Instruments

      Management believes that insignificant differences exist between the carrying value and the fair value of financial instruments except as otherwise noted in the footnotes to the financial statements.

Note 3  Mortgage-Backed Securities

      The following tables summarize FBR Asset’s mortgage-backed securities as of December 31, 2002 and 2001:

Total Mortgage Assets	December 31, 2002	December 31, 2001

Mortgage-backed securities, available-for-sale(1)	$5,048,575,748	$1,211,550,848

Unamortized net premium	80,940,852	25,385,118

Amortized cost	5,129,516,600	1,236,935,966

Gross unrealized gains	79,234,339	4,092,851

Gross unrealized losses	(134,909)	(2,663,306)

Estimated fair value	$5,208,616,030	$1,238,365,511

(1)	Includes principal receivable of $136,084,057.

      As of December 31, 2002 and 2001, respectively, $4.5 billion and $1.2 billion of the mortgage-backed securities were pledged as collateral for the repurchase agreements and interest rate swaps. As of December 31, 2002, FBR Asset had made commitments to purchase $1.4 billion of hybrid ARM securities.

      During 2002, FBR Asset received proceeds of $780.5 million from the sale of mortgage-backed securities. The Company recorded $12.1 million in gross realized gains and $0.3 in gross realized losses related to these sales. For the year ended December 31, 2002 the weighted average coupon rate on mortgage-backed securities was 5.43% and the weighted average effective yield was 4.63%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.35 years at December 31, 2002.

      During 2001, FBR Asset received proceeds of $96.9 million from the sale of mortgage-backed securities. The Company recorded $1.1 million in gross realized gains related to these sales and incurred no realized

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

losses. For the year ended December 31, 2001 the weighted average coupon rate on mortgage-backed securities was 6.38% and the weighted average effective yield was 5.81%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.37 years at December 31, 2001.

      During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.7 million in gross realized losses and $0.3 million in gross realized gains related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00% and the weighted average effective yield was 6.68%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.20 years at December 31, 2000.

Note 4  Equity Investments

      At December 31, 2002, FBR Asset’s equity investments had an aggregate cost basis of $99.7 million, a fair value of $103.2 million, unrealized gains of $6.7 million and unrealized losses of $3.2 million.

      At December 31, 2001, FBR Asset’s equity investments had an aggregate cost basis of $46.8 million, fair value of $61.7 million, and unrealized gains of $14.9 million.

	December 31, 2002			December 31, 2001

Equity Investments	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value

American Financial Realty Trust(1)	3,763,441	$35,000,001	$35,000,001	—	$—	$—

Americredit Corp.	5,000,000	35,250,000	38,700,000	—	—	—

Annaly Mortgage Management, Inc.	—	—	—	800,000	7,144,000	12,800,000

Anworth Mortgage Asset Corporation	—	—	—	500,000	3,890,625	4,550,000

Capital Automotive REIT	—	—	—	920,115	12,835,604	18,301,087

Franklin Bank Corp.(1)	600,000	5,580,000	5,580,000	—	—	—

MCG Capital Corporation	625,000	9,934,375	6,731,250	625,000	9,934,375	11,125,000

Oxford Finance Corp.(1)	500,000	4,650,000	4,650,000	—	—	—

RAIT Investment Trust	—	—	—	344,575	3,704,181	5,616,573

Saxon Capital Acquisition Corp.	1,000,000	9,300,000	12,510,000	1,000,000	9,300,000	9,300,000

Total		$99,714,376	$103,171,251		$46,808,785	$61,692,660

(1)	American Financial Realty Trust, Franklin Bank Corp., and Oxford Finance Corp. shares are not currently registered for public trading. As of December 31, 2002 these investments were carried at cost.

      During 2002, FBR Asset received proceeds of $44.2 million from the sale of equity securities. The Company recorded $16.6 million in gross realized gains and no realized losses related to these sales. During 2001, FBR Asset received proceeds of $14.2 million from the sale of equity securities. The Company recorded $3.0 million in gross realized gains and $0.2 million in gross realized losses related to these sales. During 2000, FBR Asset received proceeds of $29.2 million from the sale of equity securities. The Company recorded $2.9 million in gross realized gains and $0.2 million in gross realized losses related to these sales.

  Warrants

      FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2002, the market price of Kennedy-Wilson common stock was $3.69 per share. As of December 31, 2001, the market price of Kennedy-Wilson common stock was $4.24 per share.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5  Repurchase Agreements

      FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by certain of FBR Asset’s mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

      At December 31, 2002, the Company had borrowings of $4.5 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.35% and a remaining weighted-average term to maturity of 20 days. For the year ending December 31, 2002, the weighted average borrowing rate of the Company’s repurchase agreements was 1.73% and the weighted average repurchase agreement balance was $3.5 billion. At December 31, 2001, the Company had borrowings of $1.1 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.87% and a remaining weighted-average term to maturity of 15 days.

      Financing assets through repurchase agreements exposes us to the risk that margin calls will be made (when the loan to value increases above the lenders limit) and that we will not be able to meet those margin calls. Although we have not in the past received any margin calls, there can be no assurance that we will not receive margin calls in the future or, if received, that we will be able to meet those future margin calls. To meet margin calls the Company may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses.

Note 6  Derivative Financial Instruments and Hedging Activities

      FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the there-month LIBOR. FBR Asset’s repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset’s borrowing cost and are not held for speculative or trading purposes. The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings.

      At December 31, 2002, FBR Asset was party to four interest rate swap agreements. These derivative contracts are with primary broker dealers. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

      The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchased agreements to hedge the variability in interest payments associated with the repurchase agreements. The interest rate swap agreements are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“FAS 133”). Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are effected by the hedged cash flows.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Derivative Financial Instruments at December 31, 2002:

  Interest Rate Swaps

Current Notional	Average Fixed	Three-month
Amount	Rate	LIBOR Rate	Termination Date		Fair Value

$3,000,000,000	2.149% (1)	1.768% (1)	July 21, 2003	(1)	$(14,587,307)
50,000,000	4.970%	1.830%	July 27, 2004		(3,420,607)

$3,050,000,000					$(18,007,914)

(1) Average of three, one billion dollar notional swaps

      Derivative Financial Instruments at December 31, 2001:

Current Notional	Average Fixed	Three-month
Amount	Rate	LIBOR Rate	Termination Date	Fair Value

$50,000,000	4.970%	2.280%	July 27, 2004	$(1,159,167)

      During the third quarter of 2002, the Company purchased two Eurodollar futures contracts. As part of the Company’s interest rate risk management, on October 15, 2002, the Company closed out its Eurodollar futures contracts. These transactions resulted in a deferred gain of approximately $0.4 million. This deferred gain is currently recorded in other comprehensive income and will be amortized into income over the original hedge period of July through December 2003. Further, of the December 31, 2002 value of the interest rate swaps, all but approximately $1.1 million will flow through the Company’s income statement over the next twelve months.

      The total change in the fair value of the Company’s derivative financial instruments was $16.8 million for the year ended December 31, 2002. The changes in fair value of these derivatives have been reported in other comprehensive income.

Note 7  Shareholders’ Equity

  Equity Offerings

      On August 2, 2001, the Company completed a follow-on offering of 4,500,000 shares of common stock at a price of $23.00 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. (“FBR”) a wholly owned subsidiary of FBR Group. The proceeds after expenses to the company were $97.1 million.

      On January 28, 2002, the Company completed a follow-on offering of 5,520,000 shares (including over allotment option) of common stock at a price of $26.50 per share. The lead underwriter for the offerings was FBR. The net proceeds after expenses to the Company were $138.6 million.

      On April 3, 2002, the Company completed a follow-on offering of 4,600,000 shares (including over allotment option) of common stock at a price of $27.90 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $121.7 million.

      On June 28, 2002, the Company completed a follow-on offering of 6,000,000 shares of common stock at a price of $33.35 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $189.9 million.

      On December 6, 2002, the Company completed a follow-on offering of 1,100,000 shares of common stock at a price of $33.65 per share directly to two investors. The net proceeds after expenses to the Company were $37.0 million.

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Dividends and Share Repurchases

      The Company has declared the following dividends.

Year	Per Share

2002	$5.30

2001	$3.30

2000	$2.95

      The Company has repurchased the following shares of its common stock.

			Average price
Year	Shares	Cost	per share

2002		$—	$—

2001	411,900	$8,334,135	$20.23

2000	1,921,909	$25,420,635	$13.23

  Options

      On February 14, 2002, a subsidiary of FBR Group exercised its remaining options to purchase 415,805 shares of FBR Asset common stock for $8.3 million, or $20 per share. FBR Group also advised FBR Asset that it has no current intention to sell any of the shares acquired via option exercises or any of its other shares held for investment purposes.

      As of December 31, 2002 and December 31, 2001, 66,095 and 481,900 options to purchase common stock were outstanding, respectively. These options have terms of eight to ten years and an exercise price of $20 per share. As a result, 23,091 and 123,120 shares were included as diluted shares for EPS purposes during the years ended December 31, 2002 and 2001. The shareholders approved an increase of 450,000 shares available for issuance under the stock incentive plan in 2002 and as of December 31, 2002, 444,000 options were available for future grant.

	Number of
	Shares	Exercise Price

Balance as of December 31, 1999	1,021,900	$20.00

Granted in 2000	—	—

Balance as of December 31, 2000	1,021,900	$20.00

Granted in 2001	15,000	$15.00

Forfeitures in 2001 upon departure of employees	(25,000)	$20.00

Exercised in 2001	(530,000)	$15.00 – $20.00

Balance as of December 31, 2001	481,900	$20.00

Exercised in 2002	(415,805)	—

Balance as of December 31, 2002	66,095	$20.00

      In accordance with the disclosure requirements of SFAS No. 123, the Company does pro forma net income disclosures for options granted to employees and non-employee directors as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The issued and outstanding employee options under the fair value method had no impact on the Company’s net income or basic and diluted net income per share as reported in the statement of income for the year ended December 31, 2002 and was not material to 2001 and 2000.

      During 2002, pursuant to the approval of the Company’s Board of Directors, the Company issued 16,000 shares of restricted stock to employees of FBR Management who provide services to the Company. These

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

shares vest over three years. For the year ended December 31, 2002, the Company recorded $293,092 of compensation expense relating to these grants.

Note 8  Related Party Transactions

  FBR Group Ownership Interest

      As of December 31, 2002, FBR Group, through various subsidiaries and affiliates, owned 2,844,700 shares or 10.88% of the outstanding common stock of the Company. As of December 31, 2001, FBR Group, through various subsidiaries and affiliates, owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company.

  Management Agreement

      The Company has a management agreement with FBR Management, a wholly owned subsidiary of FBR Group, expiring on December 17, 2003. FBRIM performs portfolio management services on behalf of the company. These services include, but are not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to the Company’s assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company’s portfolio of assets.

      On March 22, 2022, FBR Management notified Fixed Income Discount Advisory Company, mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory with respect to the management of the Company’s mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC was based on FBR Management’s determination, after consultation with the Company’s Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBR Management reduced the management fee that the Company will be required to pay from 0.25% to 0.20% per annum of the average book value of the Company’s mortgage assets during each calendar quarter.

      FBR Management is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company’s invested assets during each calendar quarter. The Company recorded $8.6 million in management fees during the year ended December 31, 2002 and $1.8 million for the year ended December 31, 2001.

      FBR Management is also entitled to receive incentive compensation based on the performance of the Company. FBR Management is entitled to an incentive fee calculated based upon the preceding four quarters. FBRIM is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, which was $25.59 at December 31, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year US Treasury note during the previous 52-week period plus five percent per annum. The Company recorded $13.8 million in incentive fees during the year ended December 31, 2002 and $1.7 million for the year ending December 31, 2001.

  Fees

      The Company and its registered broker-dealer subsidiary, Pegasus entered into an agreement in August 2001 with FBR regarding the Company’s extension of credit to or investment in entities that are or may be FBR investment banking clients. In circumstances where FBR determines that a commitment by the

FBR ASSET INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company to make a loan to or investment in an entity (each an “investment opportunity”) would facilitate a possible investment banking transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company’s President and Chief Operating Officer, reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of the Company’s Board of Directors (comprised of the Company’s three independent directors), which requires the affirmative vote of at least two of the Company’s independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment banking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement . The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders.

      During the year ended December 31 of 2002, pursuant to this agreement, the Company earned $6.4 million in fees from FBR in connection with five investment banking transactions. Fees are recognized when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR in connection with three investment banking transactions and one unfunded commitment.

      FBR served as lead underwriter for three follow-on public offerings by the Company during the year ended December 31, 2002, and earned approximately $10.1 million (net of expenses) in underwriting fees in connection with the offerings.

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
FBR Technology Venture Partners L.P.:

      In our opinion, the accompanying statement of net assets, including a schedule of investments, and the related statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of FBR Technology Venture Partners L.P. (the “Company”) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 31, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland

January 28, 2003

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

STATEMENTS OF NET ASSETS

As of December 31, 2002 and 2001

	2002	2001

Assets

Investments in securities, at fair value; cost basis of $6,212,956 and $12,174,458 in 2002 and 2001, respectively	$3,867,500	$4,486,042

Cash and cash equivalents	72,509	1,394,489

Other assets	100	—

Organization costs, net of $30,000 and $25,000 of accumulated amortization in 2002 and 2001, respectively	—	5,000

Total assets	3,940,109	5,885,531

Liabilities

Line of credit	—	530,000

Accounts payable and accrued liabilities	23,346	23,296

Due to General Partner	937,500	467,326

Due to affiliates	542	—

Due to Limited Partners	1,770	1,770

Total liabilities	963,158	1,022,392

Net assets	$2,976,951	$4,863,139

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

SCHEDULE OF INVESTMENTS

As of December 31, 2002

Shares		Value

	Convertible preferred stock, United States Enterprises Technology (129.9%)

2,122,774	Marketswitch Corporation (117.6%)	$3,500,000

6,251,594	Intranets.com (12.3%)	367,500

	Total investments (cost, $6,212,956)	$3,867,500

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Investment income

Interest	$3,014	$41,211	$138,802

Total income	3,014	41,211	138,802

Expenses

Management fees	1,250,000	1,250,000	1,250,000

Professional fees	28,266	87,231	17,010

Interest expense	4,585	45,502	31,524

Administrative expenses and other	5,660	7,210	7,257

Total expenses	1,288,511	1,389,943	1,305,791

Net investment loss	(1,285,497)	(1,348,732)	(1,166,989)
Realized and unrealized gain (loss) on investments

Net realized (losses)/gains on investments	(5,943,651)	49,508,040	257,953,411

Unrealized appreciation/(depreciation) of investments	5,342,960	(89,032,920)	(105,966,750)

Net (decrease) increase in net assets resulting from operations	$(1,886,188)	$(40,873,612)	$150,819,672

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

STATEMENTS OF CHANGES IN NET ASSETS

For the Years Ended December 31, 2002, 2001 and 2000

	Carried
	Interest
	Limited	General	Limited
	Partner	Partner	Partners	Total

Net assets, December 31, 1999	$34,325,785	$1,491,118	$187,615,137	$223,432,040

Capital contributions	—	13,430	1,686,570	1,700,000

Net increase in net assets resulting from operations	—	1,191,475	149,628,197	150,819,672

Special allocation	30,186,694	(240,981)	(29,945,713)	—

Distributions	(42,948,492)	(1,766,435)	(222,284,323)	(266,999,250)

Net assets, December 31, 2000	21,563,987	688,607	86,699,868	108,952,462

Capital contributions	—	15,333	1,925,600	1,940,933

Net decrease in net assets resulting from operations	—	(322,901)	(40,550,711)	(40,873,612)

Special allocation	(7,705,655)	61,514	7,644,141	—

Distributions	(12,895,847)	(411,771)	(51,849,026)	(65,156,644)

Net assets, December 31, 2001	962,485	30,782	3,869,872	4,863,139

Special allocation	(373,314)	2,981	370,333	—

Net decrease in net assets resulting from operations	—	(14,901)	(1,871,287)	(1,886,188)

Net assets, December 31, 2002	$589,171	$18,862	$2,368,918	$2,976,951

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities

Net (decrease) increase in net assets resulting from operations	$(1,886,188)	$(40,873,612)	$150,819,672
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities

Amortization of organization costs	5,000	6,000	6,000

Other assets	(100)	—	—

Purchases of investments	—	—	(1,575,000)

Proceeds from sale of investments	17,851	64,540,338	267,813,842

Change in unrealized (appreciation)/ depreciation of investments	(5,342,960)	89,032,920	105,966,750

Net realized losses/ (gains) on investments	5,943,651	(49,508,040)	(257,953,411)
Changes in assets and liabilities

Due to General Partner	470,174	467,326	—

Due from/to Limited Partners	—	1,770	101,030

Accounts payable and accrued liabilities	50	3,522	(803)

Due to affiliates	542	(28,607)	(203,682)

Net cash (used in) provided by operating activities	(791,980)	63,641,617	264,974,398

Cash flows from financing activities

Capital contributions	—	1,940,933	1,700,000

Capital distributions	—	(65,156,644)	(266,999,250)

Net (payments on)/borrowings under line of credit agreement	(530,000)	67,500	462,500

Net cash used in financing activities	(530,000)	(63,148,211)	(264,836,750)

Net (decrease) increase in cash and cash equivalents	(1,321,980)	493,406	137,648

Cash and cash equivalents, beginning of year	1,394,489	901,083	763,435

Cash and cash equivalents, end of year	$72,509	$1,394,489	$901,083

Supplemental cash flow information

Cash paid for interest expense	$4,585	$39,915	$28,693

FBR TECHNOLOGY VENTURE PARTNERS L.P.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1.     Organization

      FBR Technology Venture Partners L.P. (the “Partnership”) is a Limited Partnership formed on August 12, 1997, to engage in the business of investing in securities. The Partnership was organized under the laws of the state of Delaware. Operations commenced on November 1, 1997. The Partnership will continue to operate until the earlier of December 31, 2007, or the date the Partnership is dissolved as provided for in the Partnership Agreement.

2.     Management Fees and Other Transactions with Affiliates

      FBR Venture Capital Managers, Inc. (“FBRVCM”) is the corporate General Partner and Carried Interest Limited Partner of the Partnership. Friedman, Billings, Ramsey Group, Inc. (“FBRG”) is the ultimate parent company of FBRVCM. In addition, certain officers and directors of FBRG are Limited Partners of the Partnership.

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

3.     Summary of Significant Accounting Policies

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

Security Valuation

      Investments in securities are recorded at fair value. The Partnership’s investments as of December 31, 2002, consisted of equity investments in securities of expansion-stage privately held technology companies. The disposition of these investments may be restricted due to the lack of a ready market. In addition, these securities may represent significant proportions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investments were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material. The following is the methodology employed by the General Partner in valuing its investments:

•	Nonrestricted public securities that are traded on a national securities exchange (or reported on the NASDAQ national market) are valued at the last reported sales price on the day of valuation.

•	Restricted public securities — Securities that have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

•	Private securities — The investment is originally recorded and carried at cost, and is subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation are: (1) a subsequent third-party round of financing at a per share price that is higher or lower than the Partnership’s, (2) an imminent public offering, (3) an imminent sale of the issuer, or (4) if the issuer’s performance and potential have significantly deteriorated as of the valuation date.

Income Recognition

      For securities held, the difference between the cost basis and fair value of investments in securities is included as unrealized appreciation or depreciation of investments in the accompanying statements of operations. Realized gains or losses represent the difference between the fair value and cost basis upon the sale of investments, distribution of securities to the Partners, or the write-off of worthless securities. Interest income is recognized on the accrual basis of accounting and dividend income is recognized on the ex-dividend date.

Income Taxes

      No provision for income taxes is made in the Partnership’s financial statements since all taxable income and loss is allocated to the Partners.

Organization Costs

      Costs relating to the formation of the Partnership have been deferred and were amortized over five years using the straight-line method.

Cash and Cash Equivalents

      The Partnership considers cash in banks and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Capital Accounts, Allocations, and Expenses

      In addition to the Limited Partners, the General Partner may, at its discretion, and without consent of any other Partners, admit employees of FBRVCM and its affiliates as “FBR Employee Limited Partners.” The Capital Accounts of FBR Employee Limited Partners are treated the same as other Limited Partners, except in regard to items (b) and (c) below. At the end of each fiscal quarter, the Capital Account of each partner is adjusted for the allocation of Partner distributions as defined in the Partnership Agreement:

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

Distributions and Withdrawals

      The Partnership, at the sole discretion of the General Partner, may make distributions of cash or securities to all Partners in proportion to their respective Capital Accounts. The Partnership has no obligation to make any distributions. The Partnership made distributions of $0, $65,156,644 and $266,999,250 in 2002, 2001 and 2000, respectively, which consisted of $3,554,813 and $49,040,377 in cash and $61,601,831 and $217,958,873, in securities in 2001 and 2000, respectively, at their fair value as of the date of distribution.

      The Limited Partners have no rights to demand the return of their Capital Contributions unless they have contributed in excess of their pro rata share of capital.

4.     Partner Capital Commitments

      The Limited Partners initially contributed 2 percent of their respective committed amounts in cash at the date operations of the Partnership commenced. The Limited Partners have agreed, upon 15 business days’ written notice from the General Partner, to contribute additional cash to the Partnership (a Capital Call) up to that Partner’s Capital Commitment, provided that such Capital Calls shall apply to all Limited Partners, pro rata, in proportion to their respective Partnership interests. As of December 31, 2002, 2001 and 2000, the Partners have made cumulative contributions totaling $42,950,215, $42,950,215 and $41,009,282, respectively, of total Partnership commitments of $50,000,000.

5.     Borrowings

      In February 2002, the Partnership paid off the outstanding principal balance on the $2,000,000 line of credit. The line of credit expired on October 5, 2002, and the Partnership chose not to renew it.

6.     Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

      The Partnership has invested primarily in the United States and has not entered into any transactions involving financial instruments, such as financial futures, forward contracts, swaps, and derivatives, which would expose the Partnership to related off-balance-sheet risk.

      Market risk to the Partnership is caused by illiquidity and volatility in the markets in which the Partnership would seek to sell its financial instruments. The Partnership’s concentration of investments in the technology industry and a limited number of companies may result in the Partnership being exposed to a risk of loss that is greater than it would be if the Partnership mitigated such risks through a greater diversification or investment in securities for which there is a ready public market.

      Positions taken, commitments, and unrealized appreciation on investments made by the Partnership may involve substantial amounts relative to its net assets and significant exposure to individual issuers and businesses.

7.     Financial Highlights

	Limited Partner

	2002	2001

Total return	-38.8%	-88.8%

Ratio to average net assets

Net investment income	-39.7%	-4.9%

Expenses	39.8%	5.1%

      Total return is calculated as the change in value, during the period, of the aggregate Limited Partners’ Capital Accounts, subject to the Management Fee and incentive allocation adjusted quarterly for cash flows related to capital contributions or distributions. An individual Partner’s return may vary from this return based on different Management Fee and incentive arrangements (as applicable) and the timing of capital transactions.

      The above ratios to average net assets are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2002 and 2001 and are calculated before the incentive allocation.